Form 10QSB
period 2004-10-31
Rotoblock CORP
filed 2004-12-16
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended October 31, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 333-116324

                   ROTOBLOCK CORPORATION
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                     20-08987999
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


 Suite 205, 1715 Cook Street
Vancouver, B.C., Canada  V5Y 3J6           (604) 872-1234
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 15,000,000 shares of common stock issued and outstanding at October 31, 2004.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              ROTOBLOCK CORPORATION
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                               OCTOBER 31, 2004
                            (Stated in U.S. Dollars)

                                            OCTOBER 31     APRIL 30
                                               2004         2004
                                           -------------------------
ASSETS
------
Current
-------
Cash                                       $   27,232     $  90,846
Goods and Services Tax recoverable              5,453         2,899
Prepaid expenses and deposits                  10,798         9,512
                                           ----------     ---------
                                               43,483       103,257

Patents (Note 2)                              100,000             -
Property And Equipment                         12,287         9,751
                                           ----------     ---------
                                           $  155,770     $ 113,008
                                           ==========     =========
LIABILITIES
-----------
Current
-------
Accounts payable                           $   41,436        33,871
Advances payable                                1,095           972
Loan payable (Note 3)                         307,521       150,000
                                           ----------     ---------
                                              350,052       184,843
                                           ----------     ---------
SHAREHOLDERS' DEFICIENCY
------------------------
Share Capital
-------------
Authorized: 75,000,000 common shares with
    a par value of $0.001 per share
Issued:     15,000,000 common shares          15,000         15,000
Additional paid-in capital                    23,664         23,664
Cumulative Translation Adjustment              4,167         (1,918)
Deficit Accumulated During The
Development Stage                           (237,113)      (108,581)
                                          ----------      ---------
                                            (194,282)       (71,835)
                                          ----------      ---------
                                          $  155,770      $ 113,008
                                          ==========      =========

                       See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF LOSS
                             (Unaudited)
                       (Stated in U.S. Dollars)

                                                                               Period From
                                                                               Commencement
                                                                              of Operations
                                         Three Months        Six Months        September 2,
                                             Ended             Ended             2003 to
                                          October 31,        October 31,       October 31,
	  			       2004         2003   2004       2003        2004
                                       -----------------  -----------------  ---------------
Expenses
--------
Consulting Fees                        $  3,937     -      $  7,067      -    $     7,067
Depreciation                                832     -         1,365      -          1,365
Interest                                  5,125       14     17,610       14       17,610
Rent                                      3,129    3,200      7,413    3,200       19,867
Professional fees                         2,801    2,690     12,889    2,690       21,504
Office and sundry                         2,281      430     10,313      430       13,334
Research and development expenses        39,711              68,714   15,095      147,588
Travel and entertainment                  1,778    4,298      3,161    4,298        8,640
                                       -----------------  ------------------- --------------
Loss For The Period                    $(59,594) (25,272) $(128,532) (25,272) $  (236,975)
                                       =================  =================== ==============

Basic And Diluted Loss Per Share       $(0.01)      -     $(0.01)      -
                                       -----------------  -------------------
Basic And Diluted Weighted Average
Number Of Shares Outstanding           15,000,000   -       15,000,000   -
                                       -----------------  -------------------
Comprehensive Loss
------------------
Loss for the period                    $(59,594) (25,272) $(128,532) (25,272)
Foreign currency translation adjustment   4,093     (879)     6,085     (879)
                                        ----------------- -------------------
Total Comprehensive Loss               $(55,501) (26,606) $(122,447) (26,606)
                                       ======================================
Comprehensive Loss Per Share           $ (0.01)      -    $(0.01)       -
                                       ======================================





                         See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                         (Stated in U.S. Dollars)
                                                            Period From Commencement
                                            Six Months           of Operations
                                              Ended           September 2, 2003 to
                                            October 31,         October 31, 2004
                                         2004        2004
                                         ----------------     ------------------
Operating Activities
--------------------
Loss for the period                      $(128,532) (25,727)  $        (236,975)
Item not involving cash: Non-cash interest   7,521     -                  7,521
                         Depreciation        1,365     -                  1,365
                                          ------------------  ------------------
                                          (119,646) (25,727)           (228,089)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
-------------------------------------
Goods and Services Tax recoverable          (2,554)    (514)             (5,453)
Prepaid expenses and deposits               (1,286)     -               (10,798)
Accounts payable                             7,565    24,105             41,436
                                         -------------------  ------------------
                                          (115,921)  (2,136)           (202,904)
                                         -------------------  ------------------
Investing Activities
--------------------
Purchase of property and equipment          (3,901)     -               (13,652)
Deficiency of purchase of net assets           -        -                  (138)
Purchase of patents                       (100,000)     -              (100,000)
                                         -------------------  ------------------
                                          (103,901)     -              (113,790)
                                         -------------------  ------------------
Financing Activities
--------------------
Issue of share capital                      -           -                38,664
Subscriptions Received                      -         4,085              -
Advances payable                              123     1,012               1,095
Loan payable                              150,000       -               300,000
                                         -------------------  ------------------
                                          150,123     5,097             339,759
                                         -------------------  ------------------
Foreign Exchange Effect On Cash             6,085      (878)              4,167
                                         -------------------  ------------------
Increase (Decrease) In Cash              (63,614)      2,083             27,232
Cash, Beginning of Period                 90,846         -                -
Cash, End of Period                      $27,232    $  2,083   $         27,232
                                         -------------------  ------------------
Supplementary Cash Flow Information
 Interest Paid                           $ 8,745    $    -     $          8,745

                             ROTOBLOCK CORPORATION
                        (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              OCTOBER 31, 2004 (Unaudited)(Stated in U.S. Dollars)

                   COMMON STOCK                       DEFICIT
               -------------------------              ACCUMULATED
               NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
               COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
               SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
               ----------------------------------------------------------
Shares issued
for cash     7,000,000 $  -   $     534    $    -     $    -      $     534
Shares issued
for cash       200,000    -      38,130         -          -         38,130
Adjustment to number of
shares issued and
outstanding as a result
of the acquisition
of Rotoblock
Inc.        (7,200,000)   -           -        -         -               -
Shares issued in
connection with the
acquisition of
Rotoblock
Inc.        15,000,000  15,000  (15,000)        -         -               -
Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.    -     -           -         -         (138)       (138)
Foreign exchange
translation
adjustment          -     -           -      (1,918)       -         (1,918)
Loss for the
period              -     -           -         -      (108,443)   (108,443)
           ------------------------------------------------------------------
Balance,
April 30,
2004       15,000,000  $15,000  $ 23,664    $(1,918)  $(108,581)  $ (71,835)
           -----------------------------------------------------------------
Foreign
exchange
translation
adjustment          -     -           -      6,085         -          6,085
Loss for the
period              -     -           -         -       (128,532)  (128,532)
          -----------------------------------------------------------------
Balance, July
31, 2004   15,000,000  $15,000  $ 23,664    $ 4,167    $(237,113) $(194,282)
           ==================================================================
                                  See accompanying notes

                          ROTOBLOCK CORPORATION
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2004

1. BASIS OF PRESENTATION
------------------------
The unaudited financial statements as of October 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2004 audited financial statements and notes thereto.

 2.	 SIGNIFICANT ACCOUNTING POLICY

Patents
-------
The Company accounts for patent costs in accordance with Statement of Financial Accounting Standards (SFAS) 142 - "Goodwill and Other Intangible Assets". In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS 144 - "Accounting for the Impairment of Long-Lived Assets". The patent costs will be amortized over their estimated useful lives upon exercise of the option.

3.  PATENTS
-----------
On September 15, 2003, the Company, through its subsidiary, entered into an option agreement to purchase certain patents known as "Oscillating Piston Engine". Under the terms of the option agreement, the Company is required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004, ($8,745 paid) and $1,000,000 in cash by December 2, 2005 or $1,500,000 in cash by June 2, 2007.

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations.

 Patent costs to date                         $100,000
    Accumulated amortization                       -
                                              --------
                                              $100,000
                                              ========

There has been no amortization recorded to date.

4.  LOAN PAYABLE
----------------
On March 30, 2004, the Company entered into a loan agreement for $500,000, of which $300,000 has been received as at October 31, 2004. The loan is secured by all the assets of the Company, bears interest at 5% per annum and is payable on demand.

5.  RELATED PARTY TRANSACTIONS
---------------------------------
During the period ended October 31, 2004, the Company paid $27,787 (2003 - $13211) in consulting fees to two directors of the Company of which $20,720 (2003 - $13,211) are included in research and development expenses.

At October 31, 2004, an amount of $29,761 (April 30, 2004 - $29,600)
included in accounts payable is due to a director for consulting fees and expenses paid on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended October 31, 2004, we had no revenues. Similarly we had no revenues for the period ended October 31, 2003.
We incurred operating expenses of $59,594 for the three months ended October 31, 2004, as compared to $25,727 for the three months ended
Ocotber 31, 2003. These expenses consisted of general operating expenses, including research and developmentexpenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three and six month periods ended September 30, 2004 was $59,594 and $128,532, respectively, as compared to a net loss of $25,727 for the three and six month periods ended October 31, 2003. We have incurred a total net loss of $236,975 from the date of incorporation on September 2, 2003 to October 31, 2004.

There was no cash provided by financing activities for the three months ended October 31, 2004. However, subsequent to the end of the period we filed an effective SB2 Registraton statement in respect of an offering of 10,000,000 Units, each Unit consisting of one share of Common Stock and one-half Common Stock Purchase Warrant at a price of $0.05 per Unit. Management is currently soliciting subscribers for the offering in accordance with the terms of the Registration Statment. However, so closing of any portion of the Offering has yet taking place.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $27,232 at October 31, 2004 to satisfy our cash requirements until we complete our current offering and the proceed of that offering to satisfy our cash requirementsfor at least the next twelve months without having to raise additional funds or seek bank loans. However, there is no certainty that we will be able to complete all or any protion of the Offering. In which case the Company could fail to continue as a going concern. Even after that twelve months period we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' deficiency as of October 31, 2004, was $155,770.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

Plan of Operation
-----------------

We are a development stage company formed to develop and market a new type of patented oscillating piston engine. The oscillating piston engine (OPE) weighs only a fraction of a conventional engine and requires no valves or valve train,
nor a cumbersome water cooling system.   However, despite its lighter weight,
to date we have not shown that the oscillating piston engine can function as well as a conventional engine.

We have acquired the prototype engine and certain rights to the patents from the inventor and engineering team through an Option Agreement that gives us the rights to further develop the engine to the point where it can successfully be marketed and sold. We do not currently own all of the intellectual property or patents related to the OPE and the underlying technology and the proceeds of our current offering will not provide us with enough capital to buy these intellectual property and patent rights. However, the Option Agreement also grants us the right to purchase the patents underlying the technology at any time on or before 18 or 36 months from the date of the initial payment of the $100,000 deposit (May 31, 2004) for $1,000,000, if within 18 months, or
$1,500,000 if within 36 months. In addition, the option may be assigned or transferred to another party without the prior approval of the Optionor.
During the term of the option, we have the exclusive right to manufacture and market all products covered by the patents. We are in the process of testing and improving on the patented design. However, the engine, which has not had a test run since 1995, has not been tested in a vehicle or other device; has experienced critical mechanical failures in the past; and may experience more failures in the future.

We are in the development stage; have not yet generated any revenues and have sustained a net loss of $236,975 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the 12 months after the offering is completed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our offices and testing laboratory are currently located at 1715 Cook Street, Suite 205 in Vancouver, B.C., Canada. Our fiscal year end is April 30.

Our Business Strategy
---------------------
We seek growth by continuing the development and testing of our technology in order to allow us to market the technology/final product for commercial manufacture. The major components of our strategy are set forth below.

-     complete development and testing of the OPE

- attend trade shows and advertise the new technology in trade journals to generate interest in the finished technology/product.

- provide a reliable, efficient alternative to the current small engine technologies available in the market

-     license or sell technology in whole or in part

- we intend to provide service and support to any licensees or manufacturers of the technology/product

-     wisely and efficiently manage our capital expenditures

- seek to raise capital ($1,000,000/$1,500,000) to purchase the patents subject of the Option Agreement, which would give us ownership of the rights and technology through exercise of the warrants, additional sales of securities, loans and/or revenues generated from sublicense of the technology

We currently plan to complete the design, construction and testing of our second generation engine in late 2004 or early 2005, however, there is no guarantee we will ever be successful in developing an engine that will merit the further development of our proposed final third generation engine, which is currently planned for late 2006 or early 2007. In any such event, our business would fail.

 We do not plan to attend trade shows or advertise until we have successfully completed the development of our second generation engine. Our strategy to provide a reliable, efficient alternative to the current small engine technologies available in the market and to license or sell technology in whole or in part is entirely contingent upon the successful development of a third generation engine. We will also not be providing any service or support until such time as we have successfully completed the third generation engine and established a market for the engine and the underlying technology. As for raising the capital to purchase the patents pursuant to the Option Agreement, management plans to begin seeking those funds once development of the second generation engine is nearing completion, but there is no certainty that the capital will be available to us.

It should be noted that there is no certainty that we will be successful in carrying out any of the business strategies above and the proceeds of the current offering even if successful are not sufficient to fund all of the strategies listed above. Additionally, it should be noted that the completion of the second generation in not expected to result in any sales or otherwise generate any revenues.


Accounting Policies
-------------------

The unaudited financial statements as of October 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2004 audited financial statements and notes thereto.

The Company accounts for patent costs in accordance with Statement of Financial Accounting Standards (SFAS) 142 - "Goodwill and Other Intangible Assets". In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS 144 - "Accounting for the Impairment of Long-Lived Assets". The patent costs will be amortized over their estimated useful lives upon exercise of the option.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB2
Registration Statement, filed under CIK Number 0001289441, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended October 31, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.
                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  December 15, 2004       By:/s/ Peter H. Scholl,
                               President and Chief Executive
                               Officer,

Date:  December 15, 2004       By:/s/ Howard Gelfand,
                               Secretary, Treasurer, Chief
                               Financial Officer and Prinicipal
                               Accounting Officer