Form 10QSB
period 2005-01-31
Rotoblock CORP
filed 2005-03-16
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended January 31, 2005

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

We had a total of 25,000,000 shares of common stock issued and outstanding at January 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended Janaury 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              ROTOBLOCK CORPORATION
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                            JANUARY 31     APRIL 30
                                               2005         2004
                                           -------------------------
ASSETS
------
Current
-------
Cash                                       $  144,310     $  90,846
Goods and Services Tax recoverable              3,192         2,899
Prepaid expenses and deposits                  10,597         9,512
                                           ----------     ---------
                                              158,099       103,257

Patents (Note 3)                              100,000             -
Property And Equipment                         12,828         9,751
                                           ----------     ---------
                                           $  270,927     $ 113,008
                                           ==========     =========
LIABILITIES
-----------
Current
-------
Accounts payable                           $   39,562        33,871
Advances payable                                  555           972
Loan payable (Note 4)                          11,726       150,000
                                           ----------     ---------
                                               51,843       184,843
                                           ----------     ---------
SHAREHOLDERS' DEFICIENCY
------------------------
Share Capital
-------------
Authorized: 75,000,000 common shares with
    a par value of $0.001 per share
Issued:     25,000,000 common shares          25,000         15,000
Additional paid-in capital                   513,664         23,664
Cumulative Translation Adjustment            (28,141)        (1,918)
Deficit Accumulated During The
Development Stage                           (291,439)      (108,581)
                                          ----------      ---------
                                            (219,084)       (71,835)
                                          ----------      ---------
                                          $  270,927      $ 113,008
                                          ==========      =========

                       See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF LOSS
                             (Unaudited)
                       (Stated in U.S. Dollars)

                                                                               Period From
                                                                               Commencement
                                                                              of Operations
                                         Three Months       Nine Months        September 2,
                                             Ended             Ended             2003 to
                                          January 31,        January 31,        January 31,
	  			          2005     2004     2005     2004         2005
                                       -----------------  -----------------  ---------------
Expenses
--------
Consulting Fees                        $  3,842        -   $ 10,909       -    $   10,909
Depreciation                                899        -      2,264       -         2,264
Gain on foreign exchange                (25,056)       -    (25,056)      -       (25,056)
Interest                                  4,901        -     22,511      14        22,511
Office and sundry                         2,833      864     13,146   1,294        16,167
Professional fees                         3,643    1,975     16,532   2,690        25,147
Rent                                      4,781    3,085     12,194   6,285        24,648
Research and development expenses        57,267   21,260    125,981  36,355       204,855
Travel and entertainment                  1,216      394      4,377   4,692         9,856
                                       -----------------  ------------------- --------------
Loss For The Period                    $(54,326) (27,578) $(182,858)(53,305)  $  (291,301)
                                       =================  =================== ==============

Basic And Diluted Loss Per Share       $  (0.00)   (0.00) $   (0.01)  (0.00)
                                       -----------------  -----------------------
Basic And Diluted Weighted Average
Number Of Shares Outstanding        15,543,478 15,000,000  15,181,159  15,000,000
                                    ---------------------  ----------------------
Comprehensive Loss

Loss for the period                    $(54,326)$(27,578) $(182,858) (53,305)
Foreign currency translation adjustment (32,308)       -  $ (26,223)    (878)
                                        ----------------- -------------------
Total Comprehensive Loss               $(86,634) (27,578) $(209,081) (54,183)
                                       ======================================
Comprehensive Loss Per Share            $  (0.00)   (0.00) $   (0.01)  (0.00)
                                       ======================================

                        See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                       (Stated in U.S. Dollars)
                                                                               Period From
                                                                               Commencement
                                                                              of Operations
                                         Three Months       Nine Months        September 2,
                                             Ended             Ended             2003 to
                                          January 31,        January 31,        January 31,
	  			          2005     2004     2005     2004         2005
                                       -----------------  -----------------  ---------------
Operating Activities
--------------------
Loss for the period                 $ (54,326) $(27,578) $(182,858) $(53,305)  $   (291,301)
Item not involving cash:
   Non-cash interest                    4,205         -     11,726         -         11,726
   Depreciation                           899         -      2,264         -          2,264
                                    -------------------  -------------------   ------------
                                      (49,222)  (27,578)  (168,868)  (53,305)      (277,311)
Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
-------------------------
Goods and Services Tax
  recoverable                           2,261      (795)     (293)    (1,309)        (3,192)
Prepaid expenses and deposits             201    (3,171)   (1,085)    (3,171)       (10,597)
Accounts payable                       (1,874)   21,255     5,691     45,360         39,562
                                    -------------------  -------------------   ------------
                                      (48,634)  (10,288) (164,555)   (12,424)      (251,538)
                                    -------------------  -------------------   ------------
Investing Activities
--------------------
Purchase of property and
  equipment                           (1,440)    (3,250)   (5,341)    (3,250)       (15,092)
Deficiency of purchase of
  net assets                               -          -         -          -           (138)
Purchase of patents                        -          -  (100,000)         -       (100,000)
                                    -------------------  -------------------   ------------
                                      (1,440)    (3,250) (105,341)    (3,250)      (115,230)
                                    -------------------  -------------------   ------------
Financing Activities
--------------------
Issue of share capital               500,000          -   500,000         -         538,664
Subscriptions Received                     -     11,530         -    15,615               -
Advances payable                        (540)         -      (417)    1,012             555
Loan payable                        (300,000)         -  (150,000)        -               -
                                    -------------------  -------------------   ------------
                                     199,460     11,530   349,583    16,627         539,219
                                    -------------------  -------------------   ------------
Foreign Exchange Effect On Cash      (32,308)         -   (26,223)     (878)        (28,141)

Increase (Decrease) In Cash          117,078     (2,009)   53,464        74         144,310

Cash, Beginning of Period             27,232      2,083    90,846         -               -
                                    -------------------  -------------------   ------------
Cash, End of Period                 $144,310    $    74  $144,310    $   74     $   144,310
                                    ===================  ===================   ============
Supplementary Cash Flow Information
 Interest Paid                      $      -    $     -  $  8,745    $    -     $     8,745
                                    ===================  ===================   ============

                             ROTOBLOCK CORPORATION
                        (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              JANUARY 31, 2005 (Unaudited)(Stated in U.S. Dollars)

                          COMMON STOCK                     DEFICIT
                    -------------------------              ACCUMULATED
                    NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
                    COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
                    SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
                    ----------------------------------------------------------
Shares issued
for cash          7,000,000 $  -   $     534    $    -     $    -      $     534

Shares issued
for cash            200,000    -      38,130         -          -         38,130

Adjustment to
number of
shares issued
and outstanding
as a result
of the
acquisition of
Rotoblock Inc.  (7,200,000)   -           -        -         -               -

Shares issued in
connection with the
acquisition of
Rotoblock Inc.  15,000,000  15,000   (15,000)      -         -               -

Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.         -     -          -         -          (138)        (138)

Foreign exchange
translation
adjustment              -     -          -      (1,918)       -          (1,918)

Loss for the
period                  -     -          -         -       (108,443)   (108,443)
             ------------------------------------------------------------------
Balance,
April 30,
2004          15,000,000   $15,000  $ 23,664   $(1,918)   $(108,581)  $ (71,835)

Shares issued
for cash      10,000,000    10,000   490,000       -          -         500,000

Foreign
exchange
translation
adjustment             -     -           -     (26,223)       -         (26,223)

Loss for the
period                 -     -           -         -       (182,858)   (182,858)
            -------------------------------------------------------------------
Balance,
January 31,
2005         25,000,000   $25,000  $513,664   $(28,141)   $(291,439)  $219,084
            ===================================================================
                                  See accompanying notes

                          ROTOBLOCK CORPORATION
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JANUARY 31, 2005

1. BASIS OF PRESENTATION
------------------------
The unaudited financial statements as of January 31, 2005 included herein havebeen prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2004 audited financial statements and notes thereto.

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

4.  LOAN PAYABLE
----------------
On March 30, 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by November 30, 2004. During the period, the principal portion of the loan was repaid in full. The loan was secured by all the assets of the Company, bore interest at the rate of 5% per annum and was payable on demand. Accrued interest on the loan as at January 31, 2005 is $11,726 and this amount has not been paid to the lender

5.  RELATED PARTY TRANSACTIONS
------------------------------
During the period ended January 31, 2005, the Company paid $65,612 (2004 - $19,376) in consulting fees to two directors of the Company of which $56,135 (2004 - $19,376) are included in research and development expenses.

At January 31, 2005, an amount of $27,615 (April 30, 2004 - $29,600)
included in accounts payable is due to the directors for consulting fees and expenses paid on behalf of the Company.

6.  SHARE CAPITAL
-----------------
During the period, the Company completed an initial offering of its securities for a total of 10,000,000 Units of its Common Stock and raised a total of $500,000. Each Unit consists of one share of Common Stock and one-half Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.50 per Share for a period of two years from the date of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended January 31, 2005 and since the date of inception, we have had no revenues.

We incurred operating expenses of $54,326 for the three months ended January 31, 2005, as compared to $27,578 for the three months ended January 31, 2004. These expenses consisted of general operating expenses, including research and development expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine month periods ended January 30 2005 was $54,326 and $182,858, respectively, as compared to a net loss of $27,578 and $53,305 for the three and nine month periods periods ended January 31, 2004. We have incurred a total net loss of $291,301 from the date of incorporation on September 2, 2003 to January 31, 2005.

Cash provided by financing activities for the three and nine months ended January 31, 2005 was $500,000. These funds were received in connection with sales we made of our equity securities pursuant to the terms of an SB-2 Registraton Statement filed and made effective by the U.S. Securities and Exchange Commission. The offering consisted of the sale of 10,000,000 Units, each Unit consisting of one share of our Common Stock and one-half Common Stock Purchase Warrant, at a price of $0.05 per Unit. All Units were sold and the offering was closed during the period. Of the proceeds, $350,000 was applied to repay the principal amount of a loan previously received. The balance has been deposited into our working capital account to meet day-to-day operational expenses.

Our ability to continue as a going concern is wholly dependent on our ability to complete our engine, successfully market the technology and generate revenues.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $144,310 at January 31, 2005 to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at January 31, 2005, was $270,927.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

Plan of Operation
-----------------
We are a development stage company formed to develop and market a new type of patented oscillating piston engine. The oscillating piston engine (OPE) weighs only a fraction of a conventional engine and requires no valves or valve train, nor a cumbersome water cooling system. However, despite its lighter weight, to date we have not yet perfected the technology or proven that the oscillating piston engine can function as well as a conventional engine.

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

We are in the development stage; have not yet generated any revenues and have sustained a net loss of $291,301 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt aboutour ability to continue as a going concern.

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

- provide a reliable, efficient alternative to the current small engine technologies available in the market

-     license or sell technology in whole or in part

- we intend to provide service and support to any licensees or manufacturers of the technology/product

-     wisely and efficiently manage our capital expenditures

- seek to raise capital ($1,000,000/$1,500,000) to purchase the patents subject of the Option Agreement, which would give us ownership of the rights and technology through exercise of the warrants, additional sales of securities, loans and/or revenues generated from sublicense of the technology

We currently plan to complete the design, construction and testing of our second generation engine during 2005, however, there is no guarantee we will ever be successful in developing an engine that will merit the further development of our proposed final third generation engine, which is currently planned for late 2006 or early 2007. In any such event, our business plans would fail.

We do not plan to attend trade shows or advertise until we have successfully completed the development of our second generation engine. Our strategy to provide a reliable, efficient alternative to the current small engine technologies available in the market and to license or sell technology in whole or in part is entirely contingent upon the successful development of a third generation engine. We will also not be providing any service or support until such time as we have successfully completed the third generation engine and established a market for the engine and the underlying technology. As for raising the capital to purchase the patents pursuant to the Option Agreement, our management plans to begin seeking those funds once development of the second generation engine is nearing completion, but there is no certainty that the capital will be available to us when it is needed.

It should be noted that there is no certainty that we will be successful in carrying out any of the business strategies above and the proceeds we received from our current equity securities offering will not be sufficient to fund all of our business plans listed above. Additionally, it should be noted that the completion of the second generation engine is not expected to result in any sales, or otherwise generate any revenues.

Accounting Policies
-------------------
The unaudited financial statements as of January 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File No. 333-116324.

We have accounted for patent costs in accordance with Statement of Financial Accounting Standards (SFAS) 142 - "Goodwill and Other Intangible Assets". In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS 144 - "Accounting for the Impairment of Long-Lived Assets". The patent costs will be amortized over their estimated useful lives upon exercise of the option.

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

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the current disclosure controls we have in place are effective in timely alerting us to any material information which would be required to be included in our periodic reports. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB2 Registration Statement, filed under SEC File No. 333-116324, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Principal Executive Officer
  31.2          Sec. 302 Certification of Principal Financial Officer
  32.1          Sec. 906 Certification of Principal Executive Officer
  32.2          Sec. 906 Certification of Principal Financial Officer

B) There were no reports on Form 8-K filed during the quarter ended January 31, 2005.

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

                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  March 14, 2005          By:/s/ Peter H. Scholl,
                               President and Chief Executive
                               Officer

Date:  March 14, 2005          By:/s/ Howard Gelfand,
                               Secretary, Treasurer, Chief
                               Financial Officer and Prinicipal
                               Accounting Officer