Form 10KSB
period 2005-04-30
Rotoblock CORP
filed 2005-08-12
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange
Act

                 Commission File Number: 333-116324

                      ROTOBLOCK CORPORATION
   ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               73-1668122
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

    1715 Cook Street, Suite 205
      Vancouver, BC, Canada                    V5Y 3J6
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                         (604) 872-1234
                   --------------------------
                  (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended April 30, 2005. At April 30,2005, 9,634,533 shares of our common stock were held by non-affiliates. No public market currently exists for shares of our common stock.
Issuer had a total of 25,000,000 shares of Common Stock issued and outstanding at April 30, 2005.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No X

                       Forward Looking Statements
                       --------------------------
In addition to historical information, this Annual Report on Form
10-KSB
contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional such amounts as we may need for continued business operations.

                          Available Information
                          ---------------------
Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                                 PART I
                                 ======
Item 1. Business
----------------
General
-------
Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are currently in the development stage. We have never generated any revenues; have one full-time employee, Peter Scholl, our President and CEO, who is a mechanical engineer; do not own any real estate; have a working capital deficit since inception; and our auditors have raised substantial doubt about our ability to continue as a going concern.

We maintain our statutory registered agent's office in Carson City, Nevada and our business offices and testing laboratory in the home of our President in Vancouver, B.C., Canada.

During the third quarter ended January 31, 2005, we completed an initial public Offering of our securities pursuant to the terms of an SB-2 Registration Statement filed and made effective by the U.S. Securities and Exchange Commission. The offering consisted of the sale of 10,000,000 Units, each Unit consisting of one share of our Common Stock and one-half Common Stock Purchase Warrant, at a price of $0.05 per Unit. All Units were sold and the offering wasclosed during the period. Of the total proceeds raised, $350,000 was applied to repay the principal amount of a loan previously received and used for our continuing business operations.

Acquisition of Patented Rights and Technology
---------------------------------------------
On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the rights, title and interest in and to a patented technology and prototype engine in exchange for 15,000,000 shares of our restricted common stock, valued at $.002 per share. The terms of the option are as follows:

     For a consideration of US$100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned Subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for US$1,000,000, if purchased within 18 months, or for $1,500,000, if purchased within 36 months after payment of the initial deposit.

Dr. Farrell passed away during the year ended April 30, 2005 and the option rights were assigned to his Estate.

We currently do not own the patents or rights underlying the patents, but rather, have been granted the use thereof and an option to purchase the rights within 3 years, which gives us ample time to further test and develop the technology and engine. Pursuant to the terms of the agreement, the option may also be assigned to a third party without consent of the Estate of the Optionor.

We acquired all of the issued and outstanding shares of Rotoblock Inc. by issuing 15,000,000 shares of our common stock. Since the transaction resulted in the former shareholders of Rotoblock Inc. owning all of the issued shares of Rotoblock Corporation, the transaction has been treated for accounting purposes as an acquisition by Rotoblock Inc. of the net assets and liabilities of Rotoblock Corporation. Under this purchase method of accounting, the results of operations of Rotoblock Corporation are included in the consolidated financial statements.

Rotoblock Corporation had a net asset deficiency at the acquisition date, therefore, the 15,000,000 common shares issued on acquisition were issued at a fair value of $Nil with the net asset deficiency of $138 charged to deficit. Rotoblock Inc. is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

All of our operations relating to the development and marketing of the OPE technology will be conducted by Rotoblock, Inc. (the Subsidiary). We are currently in the process of improving on the technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine. All parts except the crankshaft and engine block have been re-designed.
We intend to continue our research, development and testing efforts until we are certain we have completed the best, most efficient model. This goal will be considered to be reached when the engine demonstrates a power to weight ratio of 2:1. We are hopeful this can be achieved within the 18-36 months granted in the option to use the technology underlying the patents.

The Oscillating Piston Engine Technology (OPE)
---------------------------------------------
The OPE patented internal combustion engine is different than conventional reciprocating engine technology in that the current oscillating piston design incorporates four pairs of pistons. Each of these eight pistons is alternately attached, through two oppositely rotating adjacent discs, to two coaxial drive shafts extending from the center of one face of the cylinder block. Each piston is attached to a single disc such that four non-adjacent pistons are rigidly affixed to the upper disc and the remaining four to the lower. Each concentric shaft is attached, respectively, to the connecting discs. The discs, in turn, couple the motion of the oscillating pistons to a single crankshaft, via a dual scotch yoke mechanism. Each piston is a segmented toroidal section traveling within the closed toroidal chamber of the cylinder block.

The round cylinder block containing the pistons, connecting discs and coaxial output shafts is free to continuously rotate in a counter clockwise direction. It is caused to revolve ninety degrees for every complete revolution of the rotating crankshaft. This action is accomplished by a four-to-one ratio gear reduction mechanism which couples the two components together.

Rotation of the cylinder block causes a pair of intake and exhaust ports, as well as two diametrically positioned spark plugs, to regularly appear in the intervening spaces formed between the faces of the pistons as they oscillate backwards and forwards between the limits of allowed travel within the toroidal cylinder. When in operation, the diametrically opposed inlet ports in the cylinder block are supplied with a combustible fuel/air mixture through an attached intake manifold, such that the separating opposing piston pairs each draws in a fresh charge mixture as the rotating cylinder block passes through the first of four combustion cycles.

The second cycle begins as the same piston pairs reach their limits of travel, reverse direction and proceed to compress the charge mixture captured between their faces. Compression continues until the approaching piston faces reach their closest point at the end of their range of travel.

The third cycle starts with the appearance of the spark plugs in the intervening space between the moving pistons just at the point in the cycle when they make their closest approach to each other. At this juncture, timed firing of the spark plugs ignites the compressed charge mixture confined between the faces of each of the two piston pairs. The exploding fuel/air mixture is rapidly heated and expands, thereby forcing the opposing piston pair faces apart and, by so doing, produces the power cycle. The force applied to the separating pistons by the expanding gas is coupled, through the two connecting discs, to the scotch yokes, which, in turn cause the continuous rotation of the crankshaft and output shaft.

As the cylinder block continues to rotate, the fourth cycle begins.
Next, exhaust ports appear between the piston pairs coincident with their change of direction at the end of the power stroke. The approaching piston faces now expel the burnt exhaust gases through the exhaust ports. This brings to a close the final cycle of the four cycle sequence.

The endless repetition of these four combustion cycles produces sixteen power strokes for each revolution of the cylinder block. Momentum stored in the inertial mass of the rotating cylinder block substitutes for the action of the flywheel found in conventional reciprocating engine designs.

Simplicity of Design, Assembly and Repair
-----------------------------------------
The OPE engine is comprised of four major mechanical sub-assemblies.
Each sub-assembly can be easily removed from the engine, allowing for rapid factory assembly and easy replacement or field servicing. We believe this feature should permit the engine to be totally field maintainable, to the degree that a major overhaul should be able to be completed by a qualified mechanic using only conventional hand tools in just a few hours. The simple design of the engine should also help reduce the costs of manufacturing because of the reduced parts count. In addition, the elimination of a valve train and liquid cooling system components in the oscillating piston engine design should lessen the engine's complexity, which could further reduce costs to achieve overall engine efficiency.
We are currently still in the testing and development stages of the engine design and as a result, have not yet completed the final prototype for further testing.

Departure from conventional engine design, resulting in fewer moving parts, has allowed us to produce an engine with reduced frictional losses, which if proven in testing, could lead to increased reliability, improved performance and longer engine life. As is typical with mechanical systems, simplicity is the key to a successful design. In keeping with this philosophy, the OPE engine uses standardized components, common to the industry, wherever possible.

There is no certainty, however, that our research and development activities will result in a marketable engine that:

- can be assembled more quickly than a conventional engine;
- is easier to service in the field;
- is totally field maintainable; or
- will reduce the costs of manufacturing.

Versatility of Use
------------------
The OPE engine has been specifically designed to maximize versatility of use. The engine's extreme horsepower to weight ratio, when finally tested and proven, could lend itself useful to a wide variety of both industrial and consumer applications. The advantage of having high power-to-weight ratio and air-cooled design fits perfectly with the specialized requirements of many recreational vehicles and portable power tools. Here, engines in the range of several hundred to several thousand horsepower are employed to power electric generators, pumps and compressors, as well as a wide variety of other industrial and agricultural types of machinery. If we are successful in completing our proposed model and technology, it could be an ideal choice for applications such as these.

Environmental Impact
--------------------
The OPE design is totally valve-less. As such, there are no moving intake or exhaust valves to limit combustion temperature, as with typical internal combustion engines. If we are successful in developing an operational engine on this basis, it would allow the engine to be operated with a leaner fuel/air mixture and a consequent higher combustion temperature. The result would be increased Carnot cycle efficiency when used with gasoline or similar hydrocarbon fuels. Carnot cycle efficiency is the ratio of the output work to the input heat. Leaner mixture and higher combustion temperature promotes more complete oxidation of the burning fuel, which would reduce carbon monoxide emission, while increasing efficiency and reducing fuel consumption for a given equivalent power output.
While there is no guarantee we will be successful in developing an operational engine on this basis, we will attempt to make the engine's environmental impact minimal.

Research, Development and Testing Since Acquisition
---------------------------------------------------
With the help of Dr. Farrell, a shareholder, advisor and the inventor of the technology, we have continued to further research, test and develop the technology. We exercised the Option Agreement on May 31, 2004, paid Dr. Farrell the exercise price of $100,000, plus interest, and issued Dr. Farrell 550,315 shares of our restricted common stock, pursuant to the terms of the Option Agreement.

We have conducted a number of test runs with the engine and are continuing to improve upon the technology. Upon completion of the building processes to produce the initial or prototype engine in April, 1995, the engine weighed in at 68 lbs., not including the starter battery and external lube oil pump. Dr. Farrell and his design team made 8 two-minute engine runs without the ignition to verify the mechanical interfaces; the timing; and the general form, fit and function of the engine. These runs were short in duration (2 min. max.) for a total of approximately 16 minutes, during which the lube oil system and initial carburetion were functionally verified. All engine test runs were in an unloaded configuration and without special instrumentation for the prime purpose of design compliance and proof of concept.

After 8 test runs at 800-1000 cylinder rotation rpm, the performance was increased with a goal of 2000 rpm. These test runs totaled 28 minutes of operating time. As the rpm was increased and at approximately 1800 revs, a loud bang was heard and the engine stopped suddenly. Disassembly revealed that a piston had suffered a mounting failure. A design fix to cure the problem and to manufacture 8 new pistons required approximately 7 weeks. The engine was inspected for wear and mechanical interferences during that down time and there was no indication that anything other than the piston mounting failure had occurred.

With 8 redesigned pistons and a strengthened mounting system, engine operation and testing was resumed in September 1995. Four 2.5 min.
runs were made at 850 rpm and the decision to increase rpm to 2000 was made. At approximately 1800 cylinder rpm and 2 mins. into the test run, a rattle was detected. During this testing phase in September 1995, the engine was shut down and again disassembled for inspection, which revealed a cracked piston mounting disc. Dr. Farrell no longer had the energy nor the funds to continue development and testing of the engine, so the project was shelved until the engine with the cracked disc was turned over to Rotoblock, Inc.

in the Fall of 2003. It was determined that Rotoblock, Inc., a Canadian corporation, would be formed to enter into an agreement with Dr.
Farrell to acquire the rights to further develop and test the engine, which our management had concluded from months of research had further research and development merit. Rotoblock Inc., the Canadian corporation, was formed on September 2, 2003 and the Option Agreement was entered into with Dr. Farrell. In October/November 2003, Peter Scholl, President and CEO, a mechanical engineer, disassembled the original engine and determined metal fatigue to be the cause of the critical component having failed. Mr. Scholl determined that Dr. Farrell's method of strengthening the piston mounting system had, in fact, weakened the disc, causing it to fail. It was subsequently determined that choice of materials specified in the original design was ultimately the cause of the failure. A replacement disc was re-specified and fabricated from a more suitable material, 4340 HTSR steel, to replace the previous one that was made out of a meehinite cast material.

While the engine was dissembled, it was determined that other improvements were warranted. New piston rings were installed and additional instrumentation was fitted to the engine. A new, laser timed, capacitive discharge ignition system was designed and built to replace the original design. That system was tested and its performance found satisfactory. At that time, a decision was made not to spend any more time with the original prototype (first generation engine),as we felt that true progress could only be made with an improved mechanical design. The engine is currently being redesigned and tested to improve upon the design and technology sufficient to build a second-generation prototype engine that will be mechanically sound and ready to take to market.

Patents and Trademarks
----------------------
On March 30, 2004, we acquired Rotoblock, Inc., a privately-held
Canadian corporation (the "Subsidiary"), which holds an option entitling it to acquire all of the rights, title and interest in and to the following patents:

Name of Patent                   Patent #    Issue Date
Expiration Date
Oscillating Piston Engine -      5,222,463   June 29, 1993    June 28,
2010
This patent covers the
basic Oscillating Piston
engine, all of its parts
and functionality.

Oscillating Piston Engine
for Driving a Ducted Fan -       5,303,546   April 19, 1994   April 18,
2011
This patent covers the
application of the OPE as a
means of driving a ducted
fan (e.g., aircraft, boat,
hovercraft, etc.)

Oscillating Piston Engine
for an Electrical Charging
System for Electrically
Powered Vehicles -               5,323,737   June 28, 1994    June 27,
2011
This patent covers any
applications for an OPE
powering an electric charging
system for an electrically
powered vehicle (e.g., a
hybrid vehicle).

                                          8
<PAGE.


Oscillating Piston Engine
for Pumping System -             5,324,176   June 28, 1994    June 27,
2011
This patent covers
applications for the OPE
being used to power pumping
systems.

Oscillating Piston Engine
for Helicopters                  5,467,744   Nov. 21, 1995    Nov. 20,
1012
This patent covers
applications for the OPE as
a power source to power
helicopters.

Under the terms of the Option Agreement, exercised on May 31, 2004 with the payment of $100,000, plus accrued interest in the amount of $8,745, we were granted the rights to further develop, test, sub-license and market the engine, which we intend to do once we have a finished second-generation prototype. Pursuant to the terms of the Agreement, the rights will revert back to Dr. Farrell's Estate if they are not purchased outright within 36 months from the date of exercise of the option.

Our intention is to develop the engine to a point where it can be sublicensed to manufacturers to produce and sell to the public in an effort to generate the funds required to purchase the patents prior to expiration of the Option Agreement on May 31, 2007.

The patents were developed and are owned by Dr. Farrell's Estate, as Dr. Farrell passed away last year. Dr. Farrell was very confident in the technologies he developed; however, at his advanced age when he applied for and was granted the patents, he was unable to follow through with the extensive development and testing efforts required to complete the engine. As a result, the patent rights sat on the shelf for several years until Rotoblock, Inc., the Canadian corporation, entered into the Option Agreement and began further developing and testing the original prototype engine.

Competition
-----------
The industry in which we operate is intensely competitive with respect to new and evolving technologies on a continuous basis. In addition, there are many well-established competitors with substantially greater financial and other resources, including but not limited to established businesses with loyal customers. We will rely heavily on our new and developing engine technology to acquire a competitive edge. We have determined that some of our largest competitors will be Honda, Briggs
& Stratton, Tecumseh, Kawasaki, Kohler and Stihl, the major producers of general purpose engines. Because of our proposed two-to-one weight ratio and intensive battle for market share among these companies, we will be contacting these manufacturers in hopes they will want to include our OPE technology in their product lines. There are always new and emerging technologies in the industry in which we compete; however, we are unaware of any other new types of engines being developed with which our OPE products and technology will compete at this time.
                                      9

Marketing of Technology and/or Rights
--------------------------------------
Our marketing efforts will be focused on selling manufacturing licenses or rights to use the technology. Sale of the technology rights would be preferred, as the administration and enforcement of licensing agreements can be very complex and costly. Without an in-depth survey among engine manufacturers to determine the level of interest, it is difficult to project potential up-front license and/or royalty fees, let alone project how much a third party buyer would be willing to pay for the OPE technology or for the technology rights. As a result, we have not yet established a price for the licensing or sale of our technology and do not intend to do so until our prototype models are completed and available for demonstration and marketing. There also exists the possibility we could enter into a joint venture with an existing, established small engine manufacturer, whereby our Management team would work closely with the joint venture partner in a research capacity, perfecting and expanding the technology to meet the partner's specific needs, such as exploring the possibility of running it on alternate fuels, especially hydrogen, if requested. In such an instance, we would expect the joint venture partner to be responsible for all research and development costs associated with expanding the technology to meet their specific requirements.

The combustion engines we see today have experienced years of relentless development. Manufacturers have aimed to make engines more efficient, more durable, and in some cases lighter. Also, recently, great efforts are being made in reducing environmentally damaging emissions.

We consider it important that a new engine concept be introduced in a low-key manner and in applications that are not mission-critical in order to build a reputation of reliability over time. We intend to pursue a marketing strategy that primarily targets manufacturers of general purpose engines and secondarily, manufacturers of engines used in recreational vehicles, such as outboard motors and other weight critical uses. A review of the general purpose engine market is presently underway. To date it has been determined that several large companies, such as Honda, Briggs & Stratton, Tecumseh, Kawasaki, Kohler and Stihl, dominate the industry. Initially, we intend to focus our marketing efforts on these 6 largest manufactures of general purpose engines. The manufacturers produce engines for a large variety of applications, including portable chain saws, weeding machines, portable turbo generators, portable crushers, portable arc welders and generators, snow blowers, lawn mowers and air and gas compressors, among others.

Because of the two-to-one weight ratio and the intensive battle for market share, we are hopeful that we will be successful in convincing one or more of these and other not so well known small engine manufacturers to include our final, proven OPE technology in its product offerings, assuming we are successful in our development and testing, of which there can be no guarantee at this time.

Articles in appropriate trade journals, prominent newspapers and direct marketing campaigns will be used to promote the OPE technology. We will also send out special invitations, solicit inquiries and encourage visits to our laboratory and testing facilities for the purpose of demonstrating the engine and its technology to potential customers to demonstrate the engine and its unique technology, prove its capabilities, educate the potential buyer/licensee and establish essential relationships.

Once our prototypes are completed and available for demonstration and sale of the final technology, we intend to expand our marketing efforts to the marine outboard motor industry, as well as other small engine applications used in the recreational and other markets, such as snowmobiles, small water craft such as Seadoos and all-terrain vehicles. We are confident an air cooled, low weight-to-power ratio engine, similar to our proposed product design will fit into a large area of applications.

To date, we have not yet entered into any discussions with any third parties regarding marketing or manufacturing the engine and we don't intend to do so until we have a tested and proven engine to market, which will take several more months.

Government and Industry Regulation
----------------------------------
Since it our intention to develop the engine to a point where the technology can be sublicensed to a third party manufacturer for production, we don't anticipate being subject to any government or industry regulations in our testing and development processes. We have not yet been required to obtain any licenses and/or permits and are not aware of any health or environmental rules and/or regulations that apply to our development activities. However, new laws, rules and/or regulations may be implemented in the future that we are currently unaware of and we may be required to comply with such laws, rules and/or regulations. Difficulties in obtaining or failure to obtain required licenses and approvals could result in delays in the development of our final prototypes in each phase.

Employees and Employment  Agreements
------------------------------------
At present, we have two consultants, who consist of our officers and directors. Neither of our officers or directors presently have consultant agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or key employees.

Item 2. Properties
------------------
We do not currently own any property. We currently use the home office and garage space of Peter Scholl, our President and CEO, on a rent-free basis. There is no written rental agreement at this time. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended April 30, 2005.


                                   PART II
                                   =======
Item 5. Market for Registrant's Common Stock and Related Stockholder
Matters
----------------------------------------------------------------------
There is no active trading market for our common stock. As of April 30, 2005 there were approximately 57 holders of record of our Common Stock and 25,000,000 shares of Common Stock issued and outstanding. A total of 6,741,352 of the issued and outstanding shares were held by our officers and directors, all of which are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

During the prior year, we issued 15,000,000 shares of restricted Common Stock in connection with the acquisition of the net assets of Rotoblock, Inc., a Canadian company, and our wholly-owned subsidiary.

Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

A total of 10,000,000 Units were sold during the year ended April 30, 2005 pursuant to an initial public offering registered for sale with the U.S. Securities and Exchange Commission. Each Unit consisted of one share of Common Stock and one-half Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant entitles the holder to purchase one additional shares of Common Stock at a price of $0.50 per share for a period of two years from the date of the offering. The 10,000,000 shares of Common Stock registered and issued pursuant to the offering are "unrestricted securities" and may be publicly sold at any time, without restriction.

At April 30, 2005, there were 5,000,000 Common Stock Purchase Warrants outstanding with an exercise price of $.50 per share, all expiring on November 26, 2006.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At April 30, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

Results of Operations
---------------------
For the year ended April 30, 2005, we incurred a net operating loss of $306,193, as compared to a net loss of $108,443 for the period from inception on September 2, 2003 to the year ended April 30, 2004. We have incurred total net operating losses of $414,636 for the period from inception to the year ended April 20, 2005. These expenses consisted of $19,000 in consulting fees paid, of which $12,000 was paid to directors and officers of the Company and the remainder amount was paid to non-related third parties in connection with the preparation and filing of our initial public offering documents and the balance in general and administrative expenses for day-to-day operations.

General and administrative expense increased in 2005 primarily due to these professional and consulting fees. The balance of general and administrative expenses were attributed to miscellaneous office expenses, filing fees, rent, travel and entertainment expenses.

Research and development expenses increased from $78,874 for the period from inception on September 3, 2003 to the year ended April 30, 2004, to $187,633 for the year ended April 30, 2005. This increase was attributed to the design and testing efforts completed by our consultants to complete the second generation engine.

Selected Financial Information
------------------------------

  Balance Sheet Data               April 30, 2005        April 30, 2004
  ------------------               --------------        --------------
  Current Assets                     $   69,590            $  103,257
  Total Assets                          189,249               113,008
  Current Liabilities                    68,662               184,843
  Stockholders' Equity                  120,587              (71,835)


Liquidity and Capital Resources
-------------------------------

We expect our current cash in the bank of $51,860 at April 30, 2005 and as of the date of the filing of this annual report to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the year ended April 30, 2005 was $355,073, attributed to $500,000 raised in our initial public offering, less payment of an outstanding loan in the amount of $150,000 and collection of miscellaneous advances payable.

Cash used in investing activities for the year ended April 30, 2005 was $112,832 and was used to purchase equpment and the rights to use of the patents underlying the technology for the Oscillating Piston Engine.

Our net loss for the year ended April 30, 2005 was $306,193. Net cash provided by operating activities for the year ended April 30, 2005 were $11,705 in non-cash interest and $2,924 in depreciation. Adjustments to reconcile net loss to net cash used by operating activities were attributed to accounts receivables in the amount of ($4,381), accounts payable in the amount of $7,041, prepaid expense and deposits in the amount of ($938) and accrued liabilities in the amount of $10,000. The net cash provided by/used foroperating expenses for the year ended April 30, 2005 was $(279,842).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements
----------------------------
Following are our audited financial statements for the year ended April
30, 2005.

                             ROTOBLOCK CORPORATION
                         (A Development Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                               APRIL 30, 2005

                          (Stated in U.S. Dollars)

Staley, Okada & Partners                   Suite 400 - 889 West Pender
Street
Chartered Accountants                            Vancouver, BC Canada
V6C 3B2
                                                             Tel 604
694-6070
                                                             Fax 604
585-8377

info@staleyokada.com

www.staleyokada.com
Report of Independent Registered Public Accounting Firm
------------------------------------------------------------------------
To the Stockholders of Rotoblock Corporation:

We have audited the accompanying consolidated balance sheet of Rotoblock Corporation (the Company) (A Development Stage Company) as at April 30, 2005 and the related consolidated statements of loss, changes in stockholders' equity(deficiency) and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express anopinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2005, and the results of its operations and its cash flows for the year ended April 30, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the company is dependent upon financing to continue operations, had suffered recurring losses from operations and has accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The prior year's figures, which are presented for comparative purposes, were audited by another firm of Chartered Accountants, who issued an unqualified audit opinion dated May 14, 2004.

                                           /s/ Staley, Okada & Partners
Vancouver, B.C., Canada                        STALEY, OKADA & PARTNERS
July 11, 2005                                  CHARTERED ACCOUNTANTS
---------------------------------------------------------------------------
                                    15

                          ROTOBLOCK CORPORATION
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS
                         (Stated in U.S. Dollars)
----------------------------------------------------------------------------
                                                April 30           April 30
ASSETS                                             2005               2004
Current                                         ----------------------------
-------
  Cash                                          $  51,860          $  90,846
  Accounts receivable and other receivable          7,280              2,899
  Prepaid expenses and deposits                    10,450              9,512
                                                ----------------------------
                                                   69,590            103,257
Patents (Note 4)                                  108,745                  -
Property and Equipment (Note 5)                    10,914              9,751
					        ----------------------------
                                                $ 189,249          $ 113,008
                                                ============================
LIABILITIES
Current
-------
  Accounts payable                              $  11,312          $   4,271
  Accrued liabilities                              10,000                  -
  Advances payable                                  1,060                972
  Due to related parties (Note 7)                  34,585             29,600
  Interest payable (Note 6)                        11,705                  -
  Loan payable (Note 6)	                                -            150,000
                                                ----------------------------
                                                   68,662            184,843
                                                ----------------------------
Continued Operations (Note 1)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Share Capital
-------------
  Authorized:
    75,000,000 common shares with a par value
    of $0.001 per share
  Issued:
    25,000,000 common shares (2004 -15,000,000)   25,000              15,000
 Additional paid-in capital                      513,664              23,664
Cumulative Translation Adjustment                 (3,303)             (1,918)
Deficit Accumulated During the
 Development Stage                              (414,774)           (108,581)
                                                ----------------------------
                                                 120,587             (71,835)
					        ----------------------------
                                                $189,249            $113,008
                                                ============================

                                See accompanying notes

                                ROTOBLOCK CORPORATION
                            (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF LOSS
                              (Stated in U.S. Dollars)
-------------------------------------------------------------------------------
	                          PERIOD FROM                    PERIOD FROM
                                COMMENCEMENT OF      YEAR       COMMENCEMENT OF
                                  OPERATIONS,       ENDED         OPERATIONS,
                               SEPTEMBER 2, 2003   APRIL 30,   SEPTEMBER 2, 2003
                               TO APRIL 30, 20005    2005      TO APRIL 30, 2004
--------------------------------------------------------------------------------
Expenses
--------
Consulting fees                   $    19,000      $  19,000      $      -
Depreciation                            2,924	       2,924             -
Loss on foreign exchange                1,721	       1,721             -
Listing, filing and transfer           10,261         10,261             -
  agent fees
Interest                               14,122         14,122             -
Office and sundry	               19,431         16,410            3,021
Professional fees	               38,819         30,204            8,615
Rent		                       30,023         17,569           12,454
Research and development              266,507        187,633           78,874
Travel and entertainment               11,828          6,349            5,479
                                 -----------------------------------------------
Loss For The Period              $   (414,636)     $(306,193)     $  (108,443)
                                 ===============================================
Basic And Diluted Loss Per
Share	                                           $   (0.02)     $     (0.01)
                                                   -----------------------------
Weighted Average Number
Of Shares Outstanding                              17,575,342      15,000,000
                                                   -----------------------------
Comprehensive Loss
------------------
Loss for the period                                $(306,193)     $  (108,443)
Foreign currency translation
  adjustment                                          (1,385)          (1,918)
                                                   -----------------------------
Total Comprehensive Loss                           $(307,578)     $  (110,361)
                                                   -----------------------------
Comprehensive Loss Per Share                       $   (0.02)     $     (0.01)
                                                   -----------------------------

                                See accompanying notes

                                ROTOBLOCK CORPORATION
                             (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                  PERIOD FROM                    PERIOD FROM
                                COMMENCEMENT OF     YEAR       COMMENCEMENT OF
                                  OPERATIONS,       ENDED         OPERATIONS,
                               SEPTEMBER 2, 2003   APRIL 30,   SEPTEMBER 2, 2003
                               TO APRIL 30, 20005   2005       TO APRIL 30, 2004
Operating Activities		-------------------------------------------------
Loss for the period             $   (414,636)     $(306,193)     $ (108,443)
Items not involving cash:
  Non-cash interest                   11,705         11,705               -
  Depreciation                         2,924          2,924               -
                                -------------------------------------------
                                    (400,007)      (291,564)       (108,443)
Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
  Accounts receivable and             (7,280)        (4,381)         (2,899)
   other receivable
  Prepaid expenses and deposits      (10,450)          (938)         (9,512)
  Accounts payable                    11,312          7,041           4,271
  Accrued liabilities                 10,000         10,000               -
                                -------------------------------------------
                                    (396,425)      (279,842)       (116,583)
Investing Activities
--------------------
Purchase of equipment                (13,838)        (4,087)         (9,751)
Deficiency of purchase of
  net assets                            (138)             -            (138)
Purchase of patents                 (108,745)      (108,745)              -
                                -------------------------------------------
                                    (122,721)      (112,832)         (9,889)
Financing Activities
--------------------
Issue of share capital               538,664        500,000          38,664
Advances payable                       1,060             88             972
Loan payable                               -       (150,000)        150,000
Due to related parties                34,585          4,985          29,600
                                 -------------------------------------------
                                     574,309        355,073         219,236
Foreign Exchange Effect On Cash      (3,303)         (1,385)         (1,918)
                                 -------------------------------------------
Increase (Decrease) In Cash          51,860         (38,986)         90,846
Cash, Beginning Of Period                 -          90,846               -
                                 -------------------------------------------
Cash, End Of Period              $   51,860       $  51,860       $  90,846
                                 ===========================================
Supplementary Cash Flow Information
-----------------------------------
Interest paid                     $  11,162       $  11,162       $       -

                                See accompanying notes

                                 ROTOBLOCK CORPORATION
                             (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Stated in U.S. Dollars)
                                                                DEFICIT
                        COMMON STOCK                          ACCUMULATED
                   NUMBER OF          ADDITIONAL  CUMULATIVE  DURING THE
	              COMMON     PAR     PAID-IN    TRANSLATION DEVELOPMENT
                    SHARES    VALUE    CAPITAL    ADJUSTMENT     STAGE     TOTAL
--------------------------------------------------------------------------------
Shares issued
for cash         7,000,000   $    -   $     534    $      -    $    -    $   534

Shares issued
for cash           200,000        -      38,130           -         -     38,130

Adjustment to
number of shares
issued and
outstanding as
a result of the
acquisition of
net assets of
Rotoblock Inc.  (7,200,000)       -           -           -         - 	 	-

Shares issued
in connection
with the
acquisition of
net assets of
Rotoblock Inc.  15,000,000   15,000     (15,000)          -         -         -

Excess of
consideration
over net assets
purchased from
Rotoblock Inc.           -        -           -           -      (138)	   (138)

Foreign exchange
translation
adjustment               -        -           -      (1,918)        -    (1,918)

Loss for the
period                   -        -           -           -  (108,443) (108,443)
               ----------------------------------------------------------------
Balance,
April 30, 2004  15,000,000   15,000      23,664      (1,918) (108,581)  (71,835)

Shares issued
for cash        10,000,000   10,000     490,000           -         -   500,000

Foreign exchange
translation
adjustment               - 	    - 	    -      (1,385)        - 	 (1,385)

Loss for the year        -        - 	    -           -  (306,193)   (306,193)
                ---------------------------------------------------------------
Balance,
April 30, 2005  25,000,000  $25,000   $ 513,664  $ (3,303)$(414,774)   $120,587
                ===============================================================

                           See accompanying notes

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

1.  CONTINUED OPERATIONS

Organization
------------
Rotoblock Corporation (the "Company") was incorporated in the State of Nevada, U.S.A., on March 22, 2004. Rotoblock Inc., the Company's wholly owned Canadian subsidiary, was incorporated under the Canada Business Corporations Act on September 2, 2003.

Development Stage Activities
----------------------------
The Company has entered into an Option Agreement to acquire the rights to develop and market a new type of patented oscillating piston engine.
The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

Going Concern
-------------
Since inception, the Company has incurred losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business and, as disclosed in Note 4, will be required to make substantial payments over the next 6-24 months to acquire the patents. Since its inception, the Company has funded operations through common stock issuances and debt in order to meet its strategic objectives.

The Company plans to continue to fund its operations and to finance the acquisition of patents through common stock issuances and debt. However, there can be no assurance that the Company will be able to obtain sufficient funds to complete the acquisition of the patents and continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Fiscal Period

The Company's fiscal year ends on April 30th.

b)  Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception relate to the Company's development stage activities.

c)  Consolidation

These financial statements include the accounts of the Company from the date of reverse acquisition on March 30, 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation September 2, 2003. All inter-company balances and transactions have been eliminated on consolidation.

d)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

e)  Financial instruments

The Company's financial instruments consist of cash, accounts receivable and other receivable, accounts payable, advances payable, interest payable and amounts due to related parties. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

f) Patents

The Company accounts for patent costs in accordance with Statement of Financial Accounting Standards (SFAS) 142 - "Goodwill and Other Intangible Assets". In accordance with that statement, intangible assets with estimable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS 144 - "Accounting for the Impairment of Long-Lived Assets". The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 4).

g)  Equipment and depreciation

Equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor
replacements are expensed as incurred.   Depreciation is determined
using the straight-line method over the estimated lives of the assets as follows:

Equipment:	5 years

h)  Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

i)  Research and development

Research and development costs are expensed as incurred.

j)  Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25". This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

k)  Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

l)  Foreign currency translation

The Company's reporting currency is the U.S. Dollar. The Company's subsidiary operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiary ave been translated to U.S. Dollars using the current method as follows:

i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date, and

ii) Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder's equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

m)  Loss per share

The Company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at April 30, 2005 and 2004. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

n)  Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

o)  Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and amounts due to related parties. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

p)  Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates one segment, Canada, as disclosed in the accompanying statements of operations

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

q)  Comprehensive loss

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components. The Company's comprehensive loss consists solely of net earnings and foreign currency translation adjustment for the period.

r)  Income taxes

The Company has adopted Statement of Financial Accounting Standards
No. 109 "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial a ccounting, and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

s)  Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS 153 "Exchanges of Non-Monetary Assets",an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions.SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the Entity are expected to change significantly as a result of the exchange.This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued


Recently Adopted Accounting Standards - Continued

In November 2004, the FASB issued SFAS No.151, "Inventory CoSts, an amendment of ARB No.43, Chapter 4", which will become effective for the fiscal period beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.
SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue
No. 96-18, "Accounting for Equity Instruments That Are Issued to
Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers - Accounting for Employee Stock
Ownership Plans".

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS
123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.  ACQUISITION OF ROTOBLOCK, INC.

Effective March 30, 2004, Rotoblock Corporation acquired all the issued common shares of Rotoblock Inc., a Canadian development stage company, by the issue of 15,000,000 common shares. As the former shareholders of Rotoblock Inc. owned the majority of the issued capital of Rotoblock Corporation and Rotoblock Corporation is in the development stage, the transaction has been treated for accounting purposes as a purchase of the net assets of Rotoblock Corporation. Rotoblock Corporation had a net asset deficiency at the purchase date and, therefore, the 15,000,000 common shares issued in exchange for the net assets were issued at a fair value of $Nil with the net asset deficiency of $138 charged to deficit.

The following summarizes the net assets acquired and liabilities assumed:

Current Assets          $      149,862
Current Liabilities           (150,000)
			--------------
Net Asset Deficiency    $         (138)
                        ==============

Under this method of accounting, these consolidated financial statements include the accounts of Rotoblock, Inc. from inception and the account of Rotoblock Corporation from the date of acquisition.

4.	PATENTS

On September 15, 2003, the Company, through its subsidiary, entered into an option agreement to purchase certain patents for a product known as "Oscillating Piston Engine." Under the terms of the option agreement, the Company is required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid $8,745), and $1,000,000 in cash by December 2, 2005 or $1,500,000 in cash by June 2, 2007.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

4.  PATENTS - Continued

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of April 30, 2005.

Patent costs to date             $  108,745
Accumulated amortization                  -
			         ----------
                                 $  108,745
                                 ==========

There has been no amortization recorded to date.

5.   PROPERTY AND EQUIPMENT

Details are as follows:

                           Cost   Accumulated      Net Book     Net Book
                                  Depreciation      Value        Value
                                                     2005         2004
                        --------------------------------------------------
Office and computer
equipment               $ 13,838   $   2,924     $   10,914    $   9,751
                        --------------------------------------------------

6.  LOAN PAYABLE

On March 30, 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by November 30, 2004. During the period, the principal portion of the loan was paid out in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705, however, this amount has not yet been paid to the lender.

7.  RELATED PARTY TRANSACTIONS

During the year, the Company paid $61,516 (2004 - $31,297) in consulting fees to two directors of the Company, of which $42,516 (2004 - $31,297) are included in research and development expenses.

At April 30, 2005, an amount of $9,359 (2004 - $29,600) is due to the directors for consulting fees and expenses paid on behalf of the Company. In addition, $25,226 (2004 - $nil) is due to a director of the Company, has no specific repayment terms and is non-interest bearing.

                            ROTOBLOCK CORPORATION
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 2005

8.  INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $355,000, which may be carried forward until 2012 - 2015 and used to reduce taxable income of future years. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.

Details of future income tax assets:

Future income tax assets:                 2005          2004
                                    --------------------------------
    Non-capital tax loss            $    126,500    $    40,796
    Valuation allowance                 (126,500)       (40,796)
                                    --------------------------------
                                    $          -    $         -
At April 30, 2005, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $40,000, which begin expiring in fiscal 2024 and 2025. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.  SHARE CAPITAL

During the prior year, the Company issued 15,000,000 shares in connection with the acquisition of the net assets of Rotoblock Inc. (Note 3). These shares are restricted from trading as defined in the security regulations Rule144. During the year, the Company completed an initial offering of common stock of the Company for a total of 10,000,000 Units of its common stock. Each Unit consists of one share of common stock and one-half common stock purchase warrant. Each one whole common stock purchase warrant will entitle the holder to purchase one additional share of common stock a a price of $0.50 per share for a period of two years from the date of this offering.

At April 30, 2005, there were no common stock purchase options outstanding.

At April 30, 2005, there were 5,000,000 common stock purchase warrants utstanding with an exercise price of $0.50 per share expiring November 26, 2006.

Item 8. Disagreements with Accountants on Accounting and Financial
Disclosures
-------------------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures.

On May 30, 2005, Morgan & Company, our former accountants, resigned as our principal independent accounting firm and auditor and on May 31, 2005, we engaged Staley, Okada & Partners as our auditor to audit our financial statements.

The report on the financial statements prepared by Morgan & Company for the fiscal year ended April 30, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. However, the report included a going concern emphasis. We did not have any disagreements with Morgan & Company on any accounting principles or practices, financial statement disclosure, or auditing scope or procedure at any time during our most recent fiscal year, or any subsequent interim period, through the date of Mogan & Company's resignation on May 30, 2005.

Neither Rotoblock Corporation nor anyone on our behalf consulted Staley, Okada & Partners on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 8a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with the United Statesgenerally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

However, our auditors did not test the effectiveness of nor relied on our internalcontrols for the fiscal year ended April 30, 2005.

                                  PART III
                                  ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                              Age             Position(s)
----                              ---             -----------

Peter H. Scholl                   58             President, CEO
1715 Cook Street, Suite 205                      and Director
Vancouver, BC, Canada  V5Y 3J6

Lancy Waymen (1)                  62             Secretary, Treasurer
168 East 39th Avenue                             CFO, Principal
Vancouver, BC, V5W 1J8                           Accounting Officer
                                                 and Director

(1) Our former Secretary/Treasurer, CFO and Principal Accounting officer, Howard Gelfand, voluntarily resigned on June 30, 2005, to devote his time to other businss matters. There were no disagreements with Mr. Gelfand.

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background of Officers and Directors
------------------------------------
Peter H. Scholl has been our President, Chief Executive Officer and a
Director of our company since inception. From January 2003 to August 2003, he was self-employed and developing the Oscillating Piston Engine, subject of our business and patent rights. From March 2001 to January 2003, he was the President of Unimont Development Inc., a residential high-rise development in Penticton, B.C., Canada. From March 1998 to March 2001, he was an Industrial Consultant on contract with Travis AG in Zurich, Switzerland. Mr. Scholl was licensed as a Precision Machinist in Switzerland in 1966. He earned a Bachelor's Degree in Mechanical Engineering from the Institute of Technology in Biel, Switzerland in 1970. He completed his post-graduate studies at the University of Alberta, Canada in 1976 and earned a Degree in Management Development. Mr. Scholl devotes full time to our business operations.

Lance Waymen has been the Secretary, Treasurer, CFO, Principal Accounting Officer and a Director of our company since June 30, 2005. Since October 1995, he has been the Owner/Manager of Lance & Co. Printers of Vancouver, BC, Canada. Mr. Waymen devotes approximately 5-10 hours per week to our business operations.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf. Howard Gelfand, a former officerand director who resigned on June 30, 2005, was paid a total of $12,000, or$1,000 per month for the previous 12 months.

-------------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------
                               Annual Compensation      Long-Term Comp.
                                                        Awards    Payouts
Name and                   Consulting         Other  Annual
Position(s)          Year       Fees  Bonus  Comp.
-------------------------------------------------------------------------
Peter Scholl         2005  $     0     None   None      None      None
President, CEO,      2004  $     0     None   None      None      None
and Director

Howard Gelfand,      2005  $ 12,000    None   None      None      None
Former Secretary,    2004  $     0     None   None      None      None
Treasurer, CFO
and Director

Lance Waymen         2005  $     0     None   None      None      None
Current Secretary,
Treasurer, CFO
and Director
-------------------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal enefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address               No. of            Percentage
Beneficial Owner               Shares            of Ownership
-----------------------       -----------------------------------
Peter H. Scholl               5,365,567            21.4%
1715 Cook Street, #205
Vancouver, BC
Canada  V5Y 3J6

Wilfred L. Chipman (1)        5,365,567            21.4%
304-1345 W. 4th Ave.
Vancouver, BC
Canada  V6H 3Y8

Lance Waymen                  1,375,785             5.5%
5120 Windsor St.
Vancouver,BC
Canada V52 3H8
---------------------
All Officers and
Directors as a Group
(2 persons)                   6,741,352            26.9%

(1) Wilfred Chipman is one of the initial founding shareholders of Rotoblock, Inc., our Canadian subsidiary, and was instrumental in introducing Peter Scholl, our President and CEO, to Dr. Farrell, the owner of the patents, subject of the technology of the prototype engine we are developing.

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
We are currently using the home of our President, Peter Scholl, at no cost to us, to conduct our business operations; however, if our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Scholl to use his home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File Number 333-116324, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  23		Consent of Accountants
31.1	        Sec. 302 Certification of President/CEO
31.2            Sec. 302 Certification of Principal Accounting Officer/CFO
32.1	        Sec. 906 Certification of President/CEO
32.2            Sec. 906 Certification of Principal Accounting Officer/CFO


(b) There were no reports on Form 8-K filed for the year ended April 30, 2005; however, subsequent to that period and prior to the filing of this annual report, a Form 8-K was filed to timely report our change of auditors and another form 8-K was filed to timely report the resignation of one of our original directors and the appointment of his replacement. We hereby incorporate both of those Form 8-K's herein by this reference. A copy of both Form 8-K's can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 333-116324.



Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2005 was $4,525 for the fiscal year ended April 30, 2004 were $1,085. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended April 30, 2005 and April 30, 2004 were $7,610 per year.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended April 30, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
April 30, 2005 and 2004 were nil.


All Other Fees
--------------
We incurred no other fees during the fiscal years ended April 30,
2005 and 2004 for products and services rendered by our principal accountant.
                                   35


                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROTOBLOCK CORPORATION, Registrant

Dated: August 11, 2005     /s/ Peter Scholl
                           By: Peter Scholl, President, CEO and
Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


/s/ Peter Scholl                                 Dated: August 11, 2005
By: Peter Scholl, President, CEO and Director


/s/ Lance Waymen                                 Dated: August 11, 2005
By: Lance Waymen, Secretary, Treasurer, CFO,
    Principal Accounting Officer and Director