Form 10KSB/A
period 2005-04-30
Rotoblock CORP
filed 2005-08-16
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                        FORM 10-KSB/A

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

 At April 30, 2005, our fiscal year end, no public market existed for shares of our common stock.

Issuer had a total of 25,000,000 shares of Common Stock issued and outstanding at April 30, 2005.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No X

                       Forward Looking Statements
                       --------------------------
In addition to historical information, this Annual Report on Form 10K-SB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional such amounts as we may need for continued business operations.

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


                                   PART II
                                   =======

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
----------------------------------------------------------------------
 At April 30, 2005, no public market existed for shares of our common stock; however, in May 2005, our securities were listed and quoted on the pink sheets and, subsequently, on the OTC Bulletin Board under the trading symbol ROTB. There was no active trading market for our securities on April 30, 2005 and, therefore, no market closing high/low price table is included in this report.

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

Howard Gelfand,   2005  $ 6,000 None   None      None      None
Former Secretary, 2004  $ 6,000 None   None      None      None
Treasurer, CFO
and Director

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


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 25,000,000 shares of our Common Stock issued and outstanding.

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

                           ROTOBLOCK CORPORATION, Registrant

Dated: August 12, 2005     /s/ Peter Scholl
                           By: Peter Scholl, President, CEO and
Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


/s/ Peter Scholl                                 Dated: August 12, 2005
By: Peter Scholl, President, CEO and Director


/s/ Lance Waymen                                 Dated: August 12, 2005
By: Lance Waymen, Secretary, Treasurer, CFO,
    Principal Accounting Officer and Director