Form 10KSB/A
period 2005-04-30
Rotoblock CORP
filed 2005-08-30
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                        FORM 10-KSB/A-2

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

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File Number 333-116324, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
*  23		Consent of Accountants
31.1	        Sec. 302 Certification of President/CEO
31.2            Sec. 302 Certification of Principal Accounting Officer/CFO
32.1	        Sec. 906 Certification of President/CEO
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