Form 10QSB
period 2005-07-31
Rotoblock CORP
filed 2005-09-15
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended July 31, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 333-116324

                      ROTOBLOCK CORPORATION
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                     20-08987999
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

          300 B Street
  Santa Rosa, California 95401                  (707) 578-5220
--------------------------------               -----------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                   Suite 205, 1715 Cook Street
                 Vancouver, BC, Canada  V5Y  3J6
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes     No X

We had a total of 25,000,000 shares of common stock issued and outstanding at July 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              ROTOBLOCK CORPORATION
                         (A Development Stage Company)
                        INTERIM CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                            July 31     APRIL 30
                                             2005         2005
                                          (Unaudited)   (Audited)
                                           ---------------------
ASSETS
------
Current
-------
Cash                                       $    2,332     $  51,860
Accounts receivable and other receivable        8,008         7,280
Prepaid expenses and deposits                  10,745        10,450
                                           ----------     ---------
                                               21,085        69,590

Patents (Note 4)                              108,745       108,745
Property And Equipment (Note 5)                10,183        10,914
                                           ----------     ---------
                                           $  140,013     $ 189,249
                                           ==========     =========
LIABILITIES
-----------
Current
-------
Accounts payable                           $   50,568     $  11,312
Accrued liabilities                             5,410        10,000
Advances payable                                1,090         1,060
Due to related parties (note 7)                40,008        34,585
Interest payable (note 6)                      11,705        11,705
                                           ----------     ---------
                                              108,781        68,662
                                           ----------     ---------
Continue dOperations (note 1)

SHAREHOLDERS' EQUITY
--------------------
Share Capital
-------------
Authorized: 75,000,000 common shares with
    a par value of $0.001 per share
Issued: 25,000,000 common shares              25,000         25,000
        (April 30, 2005 - 25,000,000)
Additional paid-in capital                   513,664        513,664
Cumulative Translation Adjustment             (5,226)        (3,303)
Deficit Accumulated During The
Development Stage                           (502,206)      (414,774)
                                          ----------      ---------
                                              31,232        120,587
                                          ----------      ---------
                                          $  140,013      $ 189,249
                                          ==========      =========

                       See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF LOSS
                             (Unaudited)
                       (Stated in U.S. Dollars)
                                                            Period From
                                                            Commencement
                                              Three         of Operations
                                              Months         September 2,
                                              Ended             2003 to
                                             July 31,          July 31,
	  			          2005     2004           2005
                                       -----------------   --------------
Expenses
--------
Consulting Fees                        $  5,000 $  3,000       $  24,000
Depreciation                                731      533           3,655
Foreign exchange loss                         -        -           1,721
Interest                                    200    3,740          14,322
Listing, filing and transfer
   agent fees                            13,874        -          24,135
Office and sundry                         5,283    8,032          24,714
Professional fees                        10,631   10,088          49,450
Rent                                      5,464    4,284          35,487
Research and development                 39,686   29,133         306,193
Travel and entertainment                  6,563    1,383          18,391
                                       -----------------      ----------
Loss For The Period                    $(87,432)$(60,193)     $( 502,068)
                                       =================      ==========

Basic And Diluted Loss Per Share       $  (0.00)   (0.00)
                                       -----------------
Weighted Average Number
Of Shares Outstanding                25,000,000 15,000,000
                                     ---------------------
Comprehensive Loss
------------------
Loss for the period                    $(87,432)$(60,193)
Foreign currency
  translation adjustment                 (1,923)   1,992
                                        -----------------
Total Comprehensive Loss               $(89,355)$(58,201)
                                       ==================
Comprehensive Loss Per Share           $  (0.00)$  (0.00)
                                       ==================

                        See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (Stated in U.S. Dollars)
                                                             Period From
                                                            Commencement
                                              Three         of Operations
                                              Months         September 2,
                                              Ended             2003 to
                                             July 31,          July 31,
	  			          2005     2004           2005
                                       -----------------   --------------
Operating Activities
--------------------
Loss for the period                 $ (87,432) $(60,193)      $(502,068)
Items not involving cash:
   Non-cash interest                        -     3,740          11,705
   Depreciation                           731       533           3,655
                                    -------------------       ----------
                                      (86,701)  (55,920)       (486,708)
Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
-------------------------
Accounts receivable and
  other receivable                       (728)     (674)         (8,008)
Prepaid expenses and deposits            (295)   (1,629)        (10,745)
Accounts payable                       39,256     1,432          50,568
Accrued liabilities                    (4,590)        -           5,410
                                    -------------------       ----------
                                      (53,058)  (56,791)       (449,483)
                                    -------------------       ----------
Investing Activities
--------------------
Purchase of equipment                       -      (708)        (13,838)
Deficiency of purchase of
  net assets                                -         -            (138)
Purchase of patents                         -  (108,745)       (108,745)
                                    -------------------       ----------
                                            -  (109,453)       (122,721)
                                    -------------------       ----------
Financing Activities
--------------------
Issue of share capital                      -         -         538,664
Advances payable                           30        32           1,090
Loan payable                                -   150,000               -
Due to related parties                  5,423         -          40,008
                                    -------------------       ----------
                                        5,453   150,032         579,762
                                    -------------------       ----------
Foreign Exchange Effect On Cash        (1,923)    1,992          (5,226)
                                    -------------------       ----------
Increase (Decrease) In Cash           (49,528)  (14,220)          2,332
Cash, Beginning of Period              51,860    90,846               -
                                    -------------------       ----------
Cash, End of Period                 $   2,332  $ 76,626       $   2,332
                                    ===================       ==========
Supplementary Cash Flow Information
 Interest Paid                      $     200  $  8,745       $  11,362
 Taxes Paid                         $       -  $      -       $       -
                                    ===================       ==========

                             ROTOBLOCK CORPORATION
                        (A Development Stage Company)
         INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     (Unaudited)(Stated in U.S. Dollars)

                          COMMON STOCK                     DEFICIT
                    -------------------------              ACCUMULATED
                    NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
                    COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
                    SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
                    ----------------------------------------------------------
Shares issued
for cash          7,000,000 $  -   $     534    $    -     $    -      $     534

Shares issued
for cash            200,000    -      38,130         -          -         38,130

Adjustment to
number of
shares issued
and outstanding
as a result
of the
acquisition of
Rotoblock Inc.  (7,200,000)   -           -        -         -               -

Shares issued in
connection with the
acquisition of
Rotoblock Inc.  15,000,000  15,000   (15,000)      -         -               -

Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.         -     -          -         -          (138)        (138)

Foreign exchange
translation
adjustment              -     -          -      (1,918)       -          (1,918)

Loss for the
period                  -     -          -         -       (108,443)   (108,443)
             ------------------------------------------------------------------
Balance,
April 30,
2004          15,000,000   $15,000  $ 23,664   $(1,918)   $(108,581)  $ (71,835)

Shares issued
for cash      10,000,000    10,000   490,000       -          -         500,000

Foreign
exchange
translation
adjustment             -     -           -      (1,385)       -          (1,385)

Loss for
the year               -     -           -         -       (306,193)   (306,193)
            -------------------------------------------------------------------
Balance,
April 30,
2005         25,000,000   $25,000  $513,664   $ (3,303)   $(414,774)  $ 120,587

Foreign
exchange
translation
adjustment             -     -           -      (1,923)       -          (1,923)

Loss for
the year               -     -           -         -        (87,432)    (87,432)
            -------------------------------------------------------------------
Balance,
July 31,
2005         25,000,000   $25,000  $513,664   $ (5,226)   $(502,206)  $  31,232
            ===================================================================
                                  See accompanying notes

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

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

The Company plans to continue to fund its operations and to finance the acquisition of patents through common stock issuances and debt. However, there can be no assurance that the Company will be able to obtain sufficient funds to complete the acquisition of the patents and continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company's significant accounting policies.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES - Continued

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April
30, 2005.

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

The following summarized the net assets acquired and liabilities assumed:

Current Assets	          $  149,862
Current Liabilities         (150,000)
		          ----------
Net Asset Deficiency      $     (138)

Under this method of accounting, these financial statements include the accounts of Rotoblock, Inc. from inception and the account of Rotoblock Corporation from the date of acquisition.

4.  PATENTS

On September 15, 2003, the Company, through its subsidiary, entered into an option agreement to purchase certain patents for a product known as "Oscillating Piston Engine". Under the terms of the option agreement, the Company is required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid $8,745), and $1,000,000 in cash by December 2, 2005 or $1,500,000 in cash by June 2, 2007.

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of July 31, 2005.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

4.  PATENTS - Continued

Patent costs to date           $  108,745
Accumulated amortization                -
		               ----------
                               $  108,745

There has been no amortization recorded to date.

5. PROPERTY AND EQUIPMENT

Details are as follows:

                                                        Net Book   Net Book
                                                          Value      Value
                                  Cost    Accumulated    July 31,   April 30
                                          Depreciation     2005       2005
                                --------------------------------------------
Office and computer equipment  $ 13,838	  $  3,655      $ 10,183    $ 10,914
                                --------------------------------------------

6. LOAN PAYABLE

On March 30, 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by November 30, 2004. During the prior fiscal year, the principal portion of the loan was paid out in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender.

7. RELATED PARTY TRANSACTIONS

During the period, the Company paid $15,891 (2004 - $10,058) in consulting fees to two former directors of the Company, of which $10,891 (2004 - $7,058) are included in research and development expenses.

At July 31, 2005, an amount of $14,072 (2004 - $23,880) is due to the former directors for consulting fees and expenses paid on behalf of the Company. In addition, $25,936 (2004 - $nil) is due to a former director of the Company, has no specific repayment terms and is non-interest bearing.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

8.  INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $412,000, which may be carried forward until 2012 - 2015 and used to reduce taxable income of future years. At July 31, 2005, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $80,000, which begin expiring in fiscal 2024 and 2025.

Details of future income tax assets:

Future income tax assets:     July 31,2005    April 30,2005
                              ------------    -------------
     Non-capital tax loss     $    172,200      $  140,000
     Valuation allowance          (172,200)       (140,000)
                              ------------    ------------
                              $          -      $        -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.  SHARE CAPITAL

During the 2004 fiscal year, the Company issued 15,000,000 shares in connection with the acquisition of the net assets of Rotoblock
Inc. (Note 3). These shares are restricted from trading as defined in the security regulations rule 144.

During the 2005 fiscal year, the Company completed an initial offering of common stock of the Company for a total of 10,000,000 Units of its common stock. Each Unit consists of one share of common stock and one-half common stock purchase warrant. Each one whole common stock purchase warrant will entitle the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of two years from the date of this offering.

At July 31, 2005, there were no common stock purchase options outstanding.

At July 31, 2005, there were 5,000,000 common stock purchase warrants outstanding with an exercise price of $0.50 per share expiring November 26, 2006.

10. COMPARATIVE FIGURES

Certain of the prior period figures, shown for comparative purposes, have been reclassified to conform to the presentation used in the current period.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

11. SUBSEQUENT EVENTS

On August 11, 2005, the Company issued 500,000 shares valued at $0.38 per share to a former director and a current officer and director of the Company as a bonus for their services. The Company also granted 2,000,000 share purchase warrants with an exercise price of $0.50 per share expiring August 11, 2007 with an option to renew or extend the warrants for an additional two-year period to two former directors and a current officer and director of the Company.

On August 23, 2005, the Company issued 925,000 shares valued at $0.38 per share to a directors, officers and consultants of the Company as compensation for work performed. The Company also granted 1,125,000 share purchase warrants with an exercise price of $0.50 per share expiring August 23, 2007 to directors, officers and consultants of the Company.

By agreements dated August 24, 2005, the Company entered into consulting agreements with a former director and officer, and an unrelated consultant of the Company to provide engineering, product development, testing and analytical services to the Company for a three-year term expiring August 25, 2008. Compensation for these contracts is 1,500,000 share purchase warrants each, with an exercise price of $0.50 per share, expiring August 11, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Results of Operations
---------------------
For the three months ended July 31, 2005 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $87,432 for the three months ended July 31, 2005, as compared to $60,193 for the three months ended
July 31, 2004. These expenses consisted of general operating expenses, including research and development expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended
July 31, 2005 was $89,355, or Nil per share, as compared to a total comprehensive loss of $58,201, or Nil per share, for the three month period ended July 31, 2004. We have incurred a total net loss of $502,068 from the date of incorporation on September 2, 2003 to July 31, 2005.

At July 31, 2005, an amount of $14,072 (2004 - $23,880) is due to the former directors for consulting fees and expenses paid on behalf of the Company. In addition, $25,936 (2004 - $nil) is due to a former director of the Company, has no specific repayment terms and is non-interest bearing.

There was no cash provided by investing activities for the three month period ended July 31, 2005.

Cash provided by financing activities for the three month period ended Juy 31, 2005 was $5,453, consisting of $30 in advances payable and $5,423 in amounts due to related parties.

Our ability to continue as a going concern is wholly dependent on our ability to complete our engine, successfully market the technology and generate revenues.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $2,332, plus accounts and other receivables of $8,008 at July 31, 2005 to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at July 31, 2005, was $31,232.

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

We are in the development stage; have not yet generated any revenues and have sustained net losses of $502,068 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Important Events Subsequent to the Period Covered by this Report
----------------------------------------------------------------
During August 2005, we accepted the resignation of Peter Scholl as President, Chief Executive Officer and Peter Scholl, and of Lance Waymen as Chief Financial Officer, Principal Accounting Officer and a Director. Steven M. Schneider was appointed Chief Executive Officer and a Director; Matthias Heinze was appointed as President; Thomas M. Howard was appointed Chief Financial Officer, Principal Accounting Officer and a Director; and Renay Cude was appointed Secretary and a Director.

In addition and in connection with our efforts to accelerate commercialization of the Oscillating Piston Engine, we moved our principal offices and development/testing headquarters from Vancouver, British Columbia to Santa Rosa. We feel the relocation is a natural evolution for the development of the engine technology. The mechanical portion is close to completion and more financial and human resources are being assigned to the project. Testing is currently underway on our second generation Oscillating Piston Engine. We feel the move and appointment of the new officers and directors will enhance our efforts to complete the engineering, manufacturing and marketing of the patented engine technology.

The founding engineering team of Peter Scholl and Wilfred L. Chipman have signed consultant agreements to stay on with the Company to assist with engineering, new product development and completion of the engine. Mr. Scholl is an accomplished engineer, designer and management professional in a variety of complex fields in Canada and the U.S., including rotary and fixed wing aircraft, oil field equipment, heavy equipment, water purification and industrial facility management. Mr. Chipman is an electrical engineer, educated at University of British Columbia in Vancouver, Canada with extensive experience in product development, electrical and electronic engineering and manufacturing management. Among his many accomplishments, Mr. Chipman designed and manufactured the first commercial color video games in Canada.

Our current President, Matthias Heinze, has an extensive understanding of the oscillating piston engine and its applications. Mr. Heinze is currently a Director of Technology for TUV, a major U.S.-German corporation. For the past twenty years he has been responsible for the growth of the quality, medical, product safety and telecommunications for the Industrial Machinery and Pressure Equipment divisions at TUV. Mr. Heinze has over twenty years of experience in the safety industry and holds Engineering Degrees from FH Hamburg and FH Jena in Germany.

Newly appointed CFO and Director, Thomas Howard, has owned and operated the accounting firm of Thomas M. Howard Certified Public Accountant for the past 13 years. He has been the CEO of a public company before, has been a CPA for the past 17 years and has consulted with many public and private companies as CFO for the past 15 years.

Steven M. Schneider, CEO, is currently also the Chief Executive Officer and a Director of ZAP, a publicly-held California corporation. Ms. Renay Cude is also a Director and the Corporate Secretary of ZAP. Both Mr. Schneider and Ms. Cude are under employment contracts with ZAP and will continue to serve ZAP in their existing capacities. At present, there are no business arrangements between ZAP and Rotoblock Corporation.

We are solely focused on the continued development and improvement of the Oscillating Piston Engine to the state where its mechanical, ecological and economic viability leads to the profitable licensing of the manufacturer's rights to a proprietary patented design or a partnership for its manufacture. Visit our corporate website for details about the company, technology, and regulatory filings. The address is: http://www.rotoblock.com.

Critical Accounting Policies
----------------------------
The unaudited financial statements as of July 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On August 11, 2005, we issued 250,000 shares of our restricted common stock, valued at $0.38 per share, to Lance Waymen, a former officer and director, and 250,000 shares of our restricted common stock, valued at $0.38 per share, to Renay Cude, a current officer and director, both as bonuses for services provided.

On August 11, 2005, we issued a Common Stock Purchase Warrant to Peter Scholl, a former officer and director, as an exit bonus, to purchase up to 1,500,000 shares of restricted common stock at a price of $.50 per share, exercisable for a period of two years from the date of issuance, with an option to renew or extend the exercise period for an additional two years.

On August 11, 2005, we issued a Common Stock Purchase Warrant to Lance Waymen, a former officer and director, to purchase up to 250,000 shares of restricted common stock at a price of $.50 per share, exercisable for a period of two years from the date of issuance, with an option to renew or extend the exercise period for an additional two years.

On August 11, 2005, we issued a Common Stock Purchase Warrant to Renay Cude, an officer and director, to purchase up to 250,000 shares of restricted common stock at a price of $.50 per share, exercisable for a period of two years from the date of issuance, with an option to renew or extend the exercise period for an additional two years.

On August 23, 2005, we issued 925,000 shares of restricted common stock, valued at $0.38 per share. A total of 500,000 of these shares were issued to our current directors and officers and 425,000 were issued to outside consultants, all of whom are unrelated third parties, as compensation for work performed to date. We also issued 1,125,000 Common Stock Purchase Warrants, of which 750,000 were issued to our current directors and officers and 375,000 were issued to outside consultants, all of whom are unrelated third parties. The Warrants are exersiable for a period of two years from the date of issuance at an exercise price of $.50 per share, with an option to renew or extend the exercise period for an additional two years.

We entered into consulting agreements with both Wilfred Chipman and Peter Scholl, former directors and officers, to provide engineering, product development, testing and analytical consulting services to us for a three-year term expiring August 25, 2008. As compensation for these services each party will receive a Common Stock Warrant to purchase 1,500,000 shares of our restricted common stock, at an exercise price of $0.50 per share, expiring on August 11, 2007.

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB2 Registration Statement, filed under SEC File No. 333-116324, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Chief Executive Officer
  31.2          Sec. 302 Certification of Chief Financial Officer
  32.1          Sec. 906 Certification of Chief Executive Officer
  32.2          Sec. 906 Certification of Chief Financial Officer

B) There were 2 reports on Form 8-K filed during the quarter ended July 31, 2005 and 2 reports on Form 8-K filed subsequent to the July 31, 2005 quarter end. These reports can all be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

                            SIGNATURES
                            ----------
In accordance with the requirements of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  September 14, 2005      /s/ Matthias Heinze
                               --------------------------------------
                               By: Matthias Heinze, President

Date:  September 14, 2005       /s/ Steven M. Schneider
                               --------------------------------------
                               By: Steven M. Schneider,
                               Chief Executive Officer and Director

Date:  September 14, 2005      /s/ Thomas M. Howard
                               --------------------------------------
                               By: Thomas M. Howard,
                               Treasurer, Chief Financial Officer,
                               Prinicipal Accounting Officer and
                               Director

Date:  September 14, 2005      /s/ Renay Cude
                               --------------------------------------
                               By: Renay Cude, Secretary and Director