Form 10QSB
period 2005-10-31
Rotoblock CORP
filed 2005-12-14
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended October 31, 2005

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

We had a total of 27,771,117 shares of common stock issued and outstanding at October 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

                              ROTOBLOCK CORPORATION
                         (A Development Stage Company)
                        INTERIM CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                           October 31   APRIL 30
                                             2005         2005
                                          (Unaudited)   (Audited)
                                           ---------------------
ASSETS
------
Current
-------
Cash                                       $    4,543     $  51,860
Accounts receivable and other receivable        9,536         7,280
Prepaid expenses and deposits (Note 9)        318,049        10,450
                                           ----------     ---------
                                              332,128        69,590

Patents (Note 4)                              108,745       108,745
Property And Equipment (Note 5)                     -        10,914
                                           ----------     ---------
                                           $  440,873     $ 189,249
                                           ==========     =========
LIABILITIES
-----------
Current
-------
Accounts payable                           $    9,988     $  11,312
Accrued liabilities                            11,227        10,000
Advances payable                                2,697         1,060
Due to related parties                              -        34,585
Interest payable (Note 6)                      11,705        11,705
                                           ----------     ---------
                                               35,617        68,662
                                           ----------     ---------
Continued Operations (Note 1)

STOCKHOLDERS' EQUITY
--------------------
Capital Stock
-------------
Authorized: 75,000,000 common shares with
    a par value of $0.001 per share
Issued and allotted:
    27,771,17 common shares (April 30,
    2005 - 25,000,000) (Note 9)               27,771         25,000
Additional paid-in capital                 2,916,263        513,664
Cumulative Translation Adjustment             (7,398)        (3,303)
Deficit- Accumulated during the
    development stage                     (2,531,380)      (414,774)
                                          ----------      ---------
                                             405,256        120,587
                                          ----------      ---------
                                          $  440,873      $ 189,249
                                          ==========      =========

                       See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       (Stated in U.S. Dollars)
                                                                               Period From
                                                                               Commencement
                                              Three                Six         of Operations
                                              Months              Months        September 2,
                                              Ended               Ended           2003 to
                                           October 31,         October 31,      October 31,
	  			          2005     2004      2005       2004        2005
                                       -----------------   -----------------   -------------
Expenses
--------
Consulting Fees                      $  425,248 $  3,937  $  430,248  $  7,067  $  449,248
Depreciation                                290      832       1,021     1,365       3,945
Foreign exchange loss                     1,173        -       1,173         -       2,894
Interest                                    338    5,125         538    17,610      14,660
Investor relations                       34,846        -      46,554         -      46,554
Listing, filing and transfer
   agent fees                             1,853        -       4,019         -      14,280
Office and sundry                         5,664    2,281      10,947    10,313      30,378
Professional fees                        25,091    2,801      35,722    12,889      74,541
Rent                                      5,381    3,129      10,845     7,413      40,868
Research and development                  7,866   39,711      47,552    68,714     314,059
Stock-based compensation (Note 9b)    1,503,362        -   1,503,362         -   1,503,362
Travel and entertainment                  8,169    1,778      14,732     3,161      26,560
                                     -------------------  --------------------  ----------
Total Expenses                       (2,019,281) (59,594) (2,106,713) (128,532) (2,521,349)

Other Items
-----------
Write-off of property and
equipment (Note 5)                       (9,893)       -      (9,893)        -      (9,893)
                                     -------------------  --------------------  ----------
Loss For The Period                  (2,029,174) (59,594) (2,116,606) (128,532) (2,531,242)
                                     ===================  ====================  ==========


Basic And Diluted Loss Per Share    $     (0.08) $ (0.01) $    (0.08)    (0.01)
                                     ===================  ====================
Weighted Average Number
Of Shares Outstanding               26,402,675 15,000,000  25,701,337 15,000,000
                                    ===================== ======================
Comprehensive Loss
------------------
Loss for the period                  (2,029,174) (59,594) (2,116,606)  (128,532)

Foreign currency
  translation adjustment                 (2,172)   4,093      (4,095)     6,085
                                   ---------------------- ----------------------
Total Comprehensive Loss            $(2,031,346) (55,501) (2,120,701)  (122,447)
                                   ====================== ======================
Comprehensive Loss Per Share        $     (0.08) $ (0.01) $    (0.08)    (0.01)
                                     ===================  ====================

                        See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Stated in U.S. Dollars)
                             (Unaudited)
                                                                            Period From
                                                                            Commencement
                                            For the          For the        of Operations
                                           Six Months       Six Months      September 2,
                                             Ended            Ended           2003 to
                                          October 31,      October 31,       October 31,
	  			             2005             2004              2005
                                       ---------------    -------------   ---------------
Operating Activities
--------------------
Loss for the period                     $(2,116,606)      $   (128,532)     $(2,531,242)
Items not involving an outlay of cash:
   Non-cash interest                              -              7,521           11,705
   Depreciation                               1,021              1,365            3,945
   Shares for services (Note 9)             483,959                  -          483,959
   Stock-based compensation               1,503,362                  -        1,503,362
   Write-off property and equipment           9,893                  -            9,893
                                        -----------       ------------      -----------
                                           (118,371)          (19,646)         (518,378)
Change in non-cash items:
-------------------------
Accounts receivable and
  other receivables                          (2,256)           (2,554)           (9,536)
Prepaid expenses and deposits                10,450            (1,286)                -
Accounts payable                             (1,324)            7,565             9,988
Accrued liabilities                           1,227                 -            11,227
                                        -----------       ------------      -----------
                                           (110,274)         (115,921)         (506,699)
                                        -----------       ------------      -----------
Investing Activities
--------------------
Purchase of equipment                             -            (3,901)          (13,838)
Deficiency of purchase of
  net assets                                      -                 -              (138)
Purchase of patents                               -          (100,000)         (108,745)
                                        -----------       ------------      -----------
                                                  -          (103,901)         (122,721)
                                        -----------       ------------      -----------
Financing Activities
--------------------
Issuance of common stock                    100,000                 -           638,664
Advances payable                              1,637               123             2,697
Loan payable                                      -           150,000                 -
Due to related parties                      (34,585)                -                 -
                                        -----------       ------------      -----------
                                             67,052           150,123           641,361
                                        -----------       ------------      -----------
Foreign Exchange Effect On Cash              (4,095)            6,085            (7,398)
                                        -----------       ------------      -----------
Increase (Decrease) In Cash                 (47,317)          (63,614)            4,543
Cash - Beginning of Period                   51,860            90,846                 -
                                        -----------       ------------      -----------
Cash - End of Period                    $     4,543       $    27,232       $     4,543
                                        ===========       ============      ===========
Supplementary Schedule of Non-cash
Investing and Financing Activities
----------------------------------
Shares issued for services (Note 9)     $   802,008       $         -       $   802,008
Stock-based compensation                $ 1,503,362       $         -       $ 1,503,362
Shares issued for acquisition of
  Rotoblock Inc.                        $         -       $         -       $      (138)
                                        ===========       ===========       ===========

                             ROTOBLOCK CORPORATION
                        (A Development Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Stated in U.S. Dollars)

                          COMMON STOCK                     DEFICIT
                    -------------------------              ACCUMULATED
                    NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
                    COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
                    SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
                    ----------------------------------------------------------
Shares issued
for cash          7,000,000 $  -   $     534    $    -     $    -      $     534

Shares issued
for cash            200,000    -      38,130         -          -         38,130

Adjustment to
number of
shares issued
and outstanding
as a result
of the
acquisition of
net assets of
Rotoblock Inc.  (7,200,000)   -           -        -         -               -

Shares issued in
connection with
the acquisition
of net assets of
Rotoblock Inc.  15,000,000  15,000   (15,000)      -         -               -

Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.         -     -          -         -          (138)        (138)

Foreign currency
translation
adjustment              -     -          -      (1,918)       -          (1,918)

Loss for the
period                  -     -          -         -       (108,443)   (108,443)
             ------------------------------------------------------------------
Balance,
April 30,
2004
(Audited)     15,000,000   $15,000  $ 23,664   $(1,918)   $(108,581)  $ (71,835)

Shares issued
for cash      10,000,000    10,000   490,000       -          -         500,000

Foreign
currency
translation
adjustment             -     -           -      (1,385)       -          (1,385)

Loss for
the year               -     -           -         -       (306,193)   (306,193)
            -------------------------------------------------------------------
Balance,
April 30,
2005
(Audited)     25,000,000   $25,000  $513,664   $ (3,303)   $(414,774)  $ 120,587

Shares
issued for
cash            390,000       390    99,610          -            -     100,000

Shares
issued for
services      2,381,117     2,381   799,627          -            -     802,008

Stock-
based
compensation
(Note 9b)             -         - 1,503,362          -            -   1,503,362

Foreign
currency
translation
adjustment            -         -        -      (4,095)           -      (4,095)

Loss for
the period            -         -        -           -   (2,116,606) (2,116,606)
            -------------------------------------------------------------------
Balance,
October 31,
2005
(Unaudited)  27,771,117   $27,771 $2,916,263  $ (7,398) $(2,531,380) $  405,256
            ===================================================================

                                  See accompanying notes

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of October 31, 2005.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

4.  PATENTS - Continued

Patent costs to date           $  108,745
Accumulated amortization                -
		               ----------
                               $  108,745

There has been no depreciation recorded to date.

5. PROPERTY AND EQUIPMENT

Details are as follows:

                                                        Net Book    Net Book
                                                          Value      Value
                                  Cost    Accumulated  October 31,  April 30
                                          Depreciation     2005       2005
                                --------------------------------------------
Office and computer equipment  $     -	  $       -    $      -     $ 10,914
                                --------------------------------------------

During the period, management was relocated to California and the office and computer equipment was written down and gifted to former directors and officers of the Company for $nil.

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

7. RELATED PARTY TRANSACTIONS

During the six-month period, the Company paid $26,371 (2004 - $27,787) in consulting fees to two former directors and one current director of the Company, of which $17,871 (2004 - $20,720) are included in research and development expenses. In addition, five current directors received share compensation in the amount of $417,500 (2004 $nil).

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

8.  INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $500,000, which may be carried forward until 2012 - 2015 and used to reduce taxable income of future years. At October 31, 2005, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $600,000, which begin expiring in fiscal 2024 and 2025.

Details of future income tax assets:

Future income tax assets:     October 31,2005    April 30,2005
                              ------------    -------------
     Non-capital tax loss     $    369,000      $  126,500
     Valuation allowance          (369,000)       (126,500)
                              ------------      ----------
                              $          -      $        -
                              ------------      ----------

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.  SHARE CAPITAL
-----------------

    a) Share Capital
    ----------------
During the 2004 fiscal year, the Company issued 15,000,000 shares in connection with the acquisition of the net assets of Rotoblock
Inc. (Note 3). These shares are restricted from trading as defined in the security regulations rule 144.

During the 2005 fiscal year, the Company completed an initial offering of common stock of the Company for a total of 10,000,000 Units of its common stock. Each Unit consists of one share of common stock and one-half common stock purchase warrant. Each one whole common stock purchase warrant entitleSs the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of two years from the date of the offering.

During the period, the Company completed a private placement of 390,000 common shares valued between $0.20 and $0.36 per share.
Total proceeds to the Company was $100,000.

During the period, the Company issued 2,381,117 shares for services valued at $802,008. Of this amount, $483,959 was expensed during the period and the remaining $318,049 was classified as prepaid expense.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)

9.  SHARE CAPITAL - Continued
-----------------------------
    Share Capital - Continued
    -------------------------
(i) On August 11, 2005, the Company issued 500,000 shares valued at $0.38 per share to a former director and a current officer and director of the Company as a bonus for their services. The
Company also granted 2,000,000 share purchase warrants with an exercise price of $0.50 per share expiring August 11, 2007 with an option to renew or extend the warrants for an additional two-year period to two former directors and a current officer and director of the Company.

(ii) On August 23, 2005, the Company issued 925,000 shares valued at $0.38 per share to directors, officers and consultants of the Company as compensation for work performed and future services. The Company also granted 1,125,000 share purchase warrants with an exercise price of $0.50 per share expiring August 23, 2007 to directors, officers and consultants of the Company.

(iii) On August 24, 2005, the Company entered into a consulting agreement with a former director and officer of the Company as well as an unrelated consultant to provide engineering, product development, testing and analytical services to the Company for a three-year term expiring August 25, 2008. Compensation for each contract is 1,500,000 share purchase warrants for a total of 3,000,000 warrants with an exercise price of $0.50 per share expiring August 24, 2007.

(iv) On September 27, 2005, the Company issued 104,171 shares valued at $0.28 per share to a consultant of the Company as compensation for work performed.

(v) On September 28, 2005, the Company issued 349,360 shares valued at $0.25 per share to a director, a consultant, and a property lessor of the Company as compensation for work performed and future services. The Company also granted 250,000 share purchase warrants with an exercise price of $0.50 per share expiring September 28, 2007 to the consultant and the director of the Company.

(vi) On October 27, 2005, the Company issued 327,586 shares valued at $0.29 per share to a consultant of the Company as compensation for work to be performed in the future.

(vii) On October 28, 2005, the Company issued 175,000 shares valued at $0.28 per share to consultants of the Company as compensation for work to be performed in the future.

At October 31, 2005, there were no common stock purchase options outstanding.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)


9.  SHARE CAPITAL - Continued

b)  Warrants

During the period, the Company issued a total of 6,375,000 new incentive share purchase warrants with an exercise price of $0.50 per share to directors, officers, consultants and employees. The Company estimated the fair value of all warrants to be $1,503,362 on the issue date which has been expensed during this quarter.

As at 31 October 2005, the following share purchase warrants were outstanding:


Warrants     Number    Price per Share    Expiration Date
--------     ------    ---------------    ----------------
           5,000,000        $0.50          November 26, 2006
           2,000,000        $0.50          August 11, 2007
           1,125,000        $0.50          August 23, 2007
           3,000,000        $0.50          August 24, 2007
             250,000        $0.50          September 28, 2007
          ----------
          11,375,000
          ----------

c)  Stock-Based Compensation

The fair value of each warrant issued is estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	                0.00%
Expected stock price volatility	         141%
Risk-free interest rate                 4.04%
Expected life of options                2.00 years

Warrant pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's share purchase warrants.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005
                          (Unaudited)
                   (Stated in U.S. Dollars)


10.  SUPPLEMENTARY CASH FLOW INFORMATION


                                                  Period From
                                                  Commencement
                  For the          For the        of Operations
                 Six Months       Six Months      September 2,
                   Ended            Ended           2003 to
                 October 31,      October 31,       October 31,
	            2005             2004              2005
                -----------     -------------     -------------

Interest paid       $  200        $    8,745       $    11,362
Income taxes paid   $    -        $        -       $         -

11.  SUBSEQUENT EVENTS

Subsequent to the period ended, the Company entered into a consulting agreement with an unrelated party for a one-year term ending November 1, 2006. Compensation for the contract is 80,000 shares valued at $0.29 per share.

Subsequent to the period ended, the Company completed a private placement of 97,154 common shares valued between $0.25 and $0.27 per share. Total proceeds to the Company was $25,300. The Company also granted 1,154 share purchase warrants with an exercise price of $0.50 per share expiring November 28, 2007.

Subsequent to the period ended, the Company entered into an agreement with an unrelated party for a one-year term ending November 11, 2006 for printing work. Compensation for the contract is 100,000 shares valued at $0.50 per share.

Subsequent to the period ended, the Company entered into a contract with an unrelated party for goods and products. Compensation for the contract is 611,048 shares valued at $0.29 per share.

Subsequent to the period ended, the Company entered into a consulting agreement with an unrelated party for a one-year term ending December 2, 2006.As compensation for the contract the Company granted 125,000 share purchase warrants with an exercise price of $0.50 per share expiring on December 2, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended October 31, 2005 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $2,019,281 for the three months ended October 31, 2005, as compared to $59,594 for the three months ended October 31, 2004. The increase for the period ended October 31, 2005 was attributed to $1,503,362 in stock-based compensation and increases in Consulting fees, professional fees and investor relations. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended
October 31, 2005 was $2,031,346, or $0.08 per share, as compared to a comprehensive loss of $55,501, or $0.01 per share, for the three month period ended October 31, 2004. We have incurred a total net loss of $2,531,242 from the date of incorporation on September 2, 2003 to October 31, 2005.

There was no cash provided by investing activities for the six month period ended October 31, 2005.

Cash provided by financing activities for the six month period ended October 31, 2005 was $67,052, consisting of $100,000 received in connection with a private placement sale of 390,000 common shares valued between $0.20 and $0.36 per share; $1,637 in advances and ($34,585) in amounts due to related parties.

On August 11, 2005, we issued 500,000 shares valued at $0.38 per share to a former director and a current officer and director as a bonus for services. We also granted 2,000,000 share purchase warrants with an exercise price of $0.50 per share expiring August 24, 2007, with an option to renew or extend the warrants for an additional two-year period to two former directors and a current officer and director.

On August 23, 2005, we issued 925,000 shares valued at $0.38 per share to directors, officers and consultants as compensation for work performed and future services. We also granted 1,125,000 share purchase warrants with an exercise price of $0.50 per share expiring August 23, 2007 to directors, officers and consultants.

On August 24, 2005, we entered into a consulting agreement with a former director and officer, as well as an unrelated consultant to provide engineering, product development, testing and analytical services for a three-year term expiring August 25, 2008. Compensation for each contract is 1,500,000 share purchase warrants for a total of 3,000,000 warrants with an exercise price of $0.50 per share expiring August 24, 2007.

On September 27, 2005, we issued 104,171 shares valued at $0.28 per share to a consultant of the Company as compensation for work performed.

On September 28, 2005, we issued 349,360 shares valued at $0.25 per share to a director, a consultant, and a property lessor as compensation for work performed and future services. We also granted 250,000 share purchase warrants with an exercise price of $0.50 per share expiring September 28, 2007 to the consultant and the director.

On October 27, 2005, we issued 327,586 shares valued at $0.29 per share to a consultant as compensation for work to be performed in the future.

On October 28, 2005, we issued 175,000 shares valued at $0.28 per share to consultants as compensation for work to be performed in the future.

At October 31, 2005, there were no common stock purchase options outstanding.

As at 31 October 2005, there were a total of 11,375,000 share purchase warrants were issued and outstanding, with an exercise price of $0.50, expiring between November 2006 and September 2007.

Subsequent to the period ended, we entered into a consulting agreement with an unrelated party for a one-year term ending November 1, 2006.

Subsequent to the period ended, we completed a private placement of 97,154 common shares valued between $0.25 and $0.27 per share. Total proceeds to us was $25,300. We also granted 1,154 share purchase warrants with an exercise price of $0.50 per share expiring November 28, 2007.

Subsequent to the period ended, we entered into an agreement with an unrelated party for a one-year term ending November 11, 2006 for printing work. Compensation for the contract is 100,000 shares valued at $0.50 per share.

Subsequent to the period ended, we entered into a contract with an unrelated party for goods and products. Compensation for the contract is 611,048 shares valued at $0.29 per share.

Subsequent to the period ended, we entered into a consulting agreement with an unrelated party for a one-year term ending December 2, 2006.
As compensation for the contract, we granted 125,000 share purchase warrants with an exercise price of $0.50 per share expiring on December 2, 2007.

Our ability to continue as a going concern is wholly dependent on our ability to complete our engine, successfully market the technology and generate revenues.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $4,543, plus monies we expect to receive from exercise of warrants during the ensuing year to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans;
however, no such plans have yet been implemented.

Our total stockholders' equity at October 31, 2005, was $405,256.

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

We are in the development stage; have not yet generated any revenues and have sustained net losses of $2,531,242 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

On August 11, 2005, we accepted the resignation of Peter Scholl as President and Chief Executive Officer, and of Lance Waymen as Chief Financial Officer, Principal Accounting Officer and a Director. Matthias Heinze was named President and Chief Executive Officer and Thomas M. Howard was named Chief Financial Officer and Principal Accounting Officer. Both were also appointed directors of the Company.

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

Our current President, Matthias Heinze, has an extensive understanding of the oscillating piston engine and its applications. We are solely focused on the continued development and improvement of the Oscillating Piston Engine to the state where its mechanical, ecological and economic viability leads to the profitable licensing of the manufacturer's rights to a proprietary patented design or a partnership for its manufacture. Visit our corporate website for details about our company, technology, and regulatory filings. The address is: http://www.rotoblock.com.

Critical Accounting Policies
----------------------------
The unaudited financial statements as of October 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

B) There were 4 reports on Form 8-K filed during the quarter ended October 31, 2005. These reports can all be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  December 10, 2005      /s/ Matthias Heinze
                               By: Matthias Heinze,
                               President and Chief Executive
                               Officer

Date:  December 10, 2005      /s/ Thomas M. Howard
                               By: Thomas M. Howard,
                               Treasurer, Chief Financial
                               Officer and Prinicipal
                               Accounting Officer