Form 10QSB
period 2006-01-31
Rotoblock CORP
filed 2006-03-15
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended January 31, 2006

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

We had a total of 28,495,279 shares of common stock issued and outstanding at January 31, 2006.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

                              ROTOBLOCK CORPORATION
                         (A Development Stage Company)
                        INTERIM CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                           January 31   April 30
                                             2006         2005
                                          (Unaudited)   (Audited)
                                           ---------------------
ASSETS
------
Current
-------
Cash                                       $   22,516     $  51,860
Accounts receivable and other receivables         577         7,280
Prepaid expenses and deposits (Note 10a)      310,649        10,450
Due from related party (Note 8)               177,204             -
                                           ----------     ---------
                                              510,946        69,590
Patents (Note 4)                              108,745       108,745
Property and Equipment (Note 6)                     -        10,914
                                           ----------     ---------
                                           $  619,691     $ 189,249
                                           ==========     =========
LIABILITIES
-----------
Current
-------
Accounts payable                           $    5,066     $  11,312
Accrued liabilities                            21,554        10,000
Advances payable                                2,764         1,060
Due to related parties                              -        34,585
Interest payable (Note 7)                      11,705        11,705
                                           ----------     ---------
                                               41,089        68,662
Deposit Received in Advance of Share
Issuance (Note 12)                             15,000             -
                                           ----------     ---------
                                               56,089        68,662
                                           ----------     ---------
Continued Operations (Note 1)

STOCKHOLDERS' EQUITY
--------------------
Capital Stock
-------------
Authorized: 75,000,000 common shares with
    a par value of $0.001 per share
Issued and allotted:
    28,495,279 common shares (April 30,
    2005 - 25,000,000) (Note 10)              28,495         25,000
Additional paid-in capital                 3,460,368        513,664
Cumulative Translation Adjustment             (5,179)        (3,303)
Deficit- Accumulated during the
    development stage                     (2,920,082)      (414,774)
                                          ----------      ---------
                                             563,602        120,587
                                          ----------      ---------
                                          $  619,691      $ 189,249
                                          ==========      =========

                       See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       (Stated in U.S. Dollars)
                                                                               Period From
                                                                               Commencement
                                              Three                Nine         of Operations
                                              Months              Months        September 2,
                                              Ended               Ended           2003 to
                                           January 31,         January 31,      January 31,
	  			          2006     2005     2006       2005        2006
                                       -----------------   -----------------   -------------
Expenses
--------
Consulting Fees                      $ (106,301) $ 3,842  $  323,947  $ 10,909  $  342,947
Depreciation                                  -      899       1,021     2,264       3,945
Foreign exchange loss (gain)             (1,633)   4,901        (460)  (25,056)      1,261
Interest                                    349  (25,056)        887    22,511      15,009
Investor relations                       26,340        -      72,894         -      72,894
Listing, filing and transfer
   agent fees                             1,770        -       5,789         -      16,050
Office and sundry                         4,412    2,833      15,359    13,146      34,790
Professional fees                        25,275    3,643      60,997    16,532      99,816
Promotion                                22,636        -      26,718         -      26,718
Rent                                      6,528    4,781      17,373    12,194      47,396
Research and development                  5,327   57,267      52,879   125,981     319,386
Stock-based compensation
  (Notes 10b and 10c)                   397,815        -   1,901,177         -   1,901,177
Travel and entertainment                  6,184    1,216      16,834     4,377      28,662
                                     -------------------  --------------------  ----------
Total Expenses                         (388,702) (54,326) (2,495,415) (182,858) (2,910,051)
                                     -------------------  --------------------  ----------
Net Loss for the Period from           (388,702) (54,326) (2,495,415) (182,858) (2,910,051)
Operations

Other Items
-----------
Write-off of property and
equipment (Note 6)                            -       -      (9,893)        -      (9,893)
                                     -------------------  --------------------  ----------
Loss For The Period                    (388,702) (54,326) (2,505,308) (182,858) (2,919,944)
                                     ===================  ====================  ==========


Basic And Diluted Loss Per Share    $     (0.01) $ (0.00) $    (0.09)    (0.01)
                                     ===================  ====================
Weighted Average Number
Of Shares Outstanding               28,363,802 15,543,478  26,588,826 15,181,159
                                    ===================== ======================
Comprehensive Loss
------------------
Loss for the period                    (388,702) (54,326) (2,505,308)  (182,858)

Foreign currency
  translation adjustment                  2,219  (32,308)     (1,876)   (26,223)
                                   ---------------------- ----------------------
Total Comprehensive Loss            $  (386,483) (86,634) (2,507,184)  (209,081)
                                   ====================== ======================
Comprehensive Loss Per Share        $     (0.01) $ (0.01) $    (0.09)    (0.01)
                                     ===================  ====================

                        See accompanying notes

                          ROTOBLOCK CORPORATION
                     (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Stated in U.S. Dollars)
                             (Unaudited)
                                                                            Period From
                                                                            Commencement
                                            For the          For the       of Operations
                                          Nine Months      Nine Months      September 2,
                                             Ended            Ended           2003 to
                                          January 31,      January 31,       January 31,
	  			             2006             2005             2006
                                       ---------------    -------------   ---------------
Operating Activities
--------------------
Loss for the period                     $(2,505,308)      $   (182,858)     $(2,919,944)
Items not involving an outlay of cash:
   Non-cash interest                              -             11,726           11,705
   Depreciation                               1,021              2,264            3,945
   Shares for services (Note 10)            435,728                  -          435,728
   Stock-based compensation               1,901,177                  -        1,901,177
   Write-off property and equipment           9,893                  -            9,893
                                        -----------       ------------      -----------
                                           (157,489)         (168,868)         (557,496)
Change in non-cash items:
-------------------------
Accounts receivable and
  other receivables                           6,703              (293)             (577)
Prepaid expenses and deposits                10,450            (1,085)                -
Accounts payable                             (6,246)            5,691             5,066
Accrued liabilities                          11,554                 -            21,554
                                        -----------       ------------      -----------
                                           (135,028)         (164,555)         (531,453)
                                        -----------       ------------      -----------
Investing Activities
--------------------
Purchase of equipment                             -            (5,341)          (13,838)
Deficiency of purchase of
  net assets                                      -                 -              (138)
Purchase of patents                               -          (100,000)         (108,745)
                                        -----------       ------------      -----------
                                                  -          (105,341)         (122,721)
                                        -----------       ------------      -----------
Financing Activities
--------------------
Issuance of common stock                    125,441           500,000           664,105
Deposit received in advance of share
 issuance                                    15,000                 -            15,000
Advances payable                              1,704              (417)            2,764
Loan payable                                      -          (150,000)                -
Due to related parties                      (34,585)                -                 -
                                        -----------       ------------      -----------
                                            107,560           349,583           681,869
                                        -----------       ------------      -----------
Foreign Exchange Effect On Cash              (1,876)          (26,223)           (5,179)
                                        -----------       ------------      -----------
Net Increase (Decrease) In Cash             (29,344)           53,464            22,516
Cash - Beginning of Period                   51,860            90,846                 -
                                        -----------       ------------      -----------
Cash - End of Period                    $    22,516       $   144,310       $    22,516
                                        ===========       ============      ===========
Supplementary Schedule of Non-cash
Investing and Financing Activities
----------------------------------
Shares issued for services (Note 10)    $   746,377       $         -       $   746,377
Shares issued for inventory (Note 8)    $   177,204       $         -       $   177,204
Stock-based compensation                $ 1,901,177       $         -       $ 1,901,177
Shares issued for acquisition of
  Rotoblock Inc.                        $         -       $         -       $      (138)
                                        ===========       ===========       ===========

                               See accompanying notes.

                             ROTOBLOCK CORPORATION
                        (A Development Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Stated in U.S. Dollars)

                          COMMON STOCK                     DEFICIT
                    -------------------------              ACCUMULATED
                    NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
                    COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
                    SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
                    ----------------------------------------------------------
Shares issued
for cash          7,000,000 $  -   $     534    $    -     $    -      $     534

Shares issued
for cash            200,000    -      38,130         -          -         38,130

Adjustment to
number of
shares issued
and outstanding
as a result
of the
acquisition of
net assets of
Rotoblock Inc.  (7,200,000)   -           -        -         -               -

Shares issued in
connection with
the acquisition
of net assets of
Rotoblock Inc.  15,000,000  15,000   (15,000)      -         -               -

Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.         -     -          -         -          (138)        (138)

Foreign currency
translation
adjustment              -     -          -      (1,918)       -          (1,918)

Loss for the
period                  -     -          -         -       (108,443)   (108,443)
             ------------------------------------------------------------------
Balance,
April 30,
2004
(Audited)     15,000,000   $15,000  $ 23,664   $(1,918)   $(108,581)  $ (71,835)

Shares issued
for cash      10,000,000    10,000   490,000       -          -         500,000

Foreign
currency
translation
adjustment             -     -           -      (1,385)       -          (1,385)

Loss for
the year               -     -           -         -       (306,193)   (306,193)
            -------------------------------------------------------------------
Balance,
April 30,
2005
(Audited)     25,000,000   $25,000  $513,664   $ (3,303)   $(414,774)  $ 120,587

Shares
issued for
cash            488,160        488   124,953          -            -     125,441

Shares
issued for
services
(Note 10)     2,396,071     2,396   743,981          -            -      746,377

Stock-based
compensation
(Note 10b
and 10c)             -          - 1,901,177          -            -    1,901,177

Foreign
currency
translation
adjustment            -         -        -      (1,876)           -      (1,876)

Loss for
the period            -         -        -           -   (2,505,308) (2,505,308)
            -------------------------------------------------------------------
Balance,
January 31,
2006
(Unaudited)  28,495,279   $28,495 $3,460,368  $ (5,179) $(2,920,082) $  563,602
            ===================================================================

                                  See accompanying notes

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

4.  PATENTS

On September 15, 2003, the Company, through its subsidiary, entered into an option agreement to purchase certain patents for a product known as "Oscillating Piston Engine". Under the terms of the option agreement, the Company is required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid $8,745), and $1,000,000 in cash by December 2, 2005 (not paid) or $1,500,000 in cash by June 2, 2007.

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of January 31, 2006.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

4.  PATENTS - Continued

Patent costs to date           $  108,745
Accumulated amortization                -
		               ----------
                               $  108,745

There has been no depreciation recorded to date.

5. JOINT VENTURE AGREEMENT

On January 27, 2006, the Company signed a letter of intent for a joint venture agreement with Apollo Energy Systems, Inc. This joint venture would be formed for the purpose of developing Hybrid Electric Car Technology. All administrative and legal costs would be shared and an operational cost sharing plan will be developed based on partner contribution. During the period, no significant activities occurred in the joint venture.

6. PROPERTY AND EQUIPMENT

Details are as follows:

                                                        Net Book    Net Book
                                                          Value      Value
                                  Cost    Accumulated  January 31,  April 30
                                          Depreciation     2006       2005
                                --------------------------------------------
Office and computer equipment  $     -	  $       -    $      -     $ 10,914
                                --------------------------------------------

During the period, management was relocated to California and the office and computer equipment was written down and gifted to former directors and officers of the Company for $nil.

7. LOAN PAYABLE

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

8. RELATED PARTY TRANSACTIONS

During the nine-month period, the Company paid $20,243 (2005 - $65,612) in consulting fees to two former directors of the Company, which are included in research and development expenses. In addition, four current directors received, in total, stock compensation of $322,863 and the current president received stock compensation of $126,707.

The Company purchased certain inventory on behalf of a related party in the amount of $177,204 to a company with two directors in common.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

9.  INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $450,000, which may be carried forward until 2012 - 2015 and used to reduce taxable income of future years. At January 31, 2006, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $540,000, which begin expiring in fiscal 2024 and 2025.

Details of future income tax assets:

Future income tax assets:     January 31,2006    April 30,2005
                              ---------------    -------------
     Non-capital tax loss     $    319,000      $  126,500
     Valuation allowance          (319,000)       (126,500)
                              ------------      ----------
                              $          -      $        -
                              ------------      ----------

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

10.  SHARE CAPITAL
-----------------
    a) Share Capital
    ----------------
During the 2004 fiscal year, the Company issued 15,000,000 shares in connection with the acquisition of the net assets of Rotoblock
Inc. (Note 3). These shares are restricted from trading as defined in the security regulations rule 144.

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

During the period ended January 31, 2006, the Company completed a private placement of 488,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to the Company was $125,441.

During the nine-month period ended January 31, 2006, the Company issued 3,007,119 shares for services valued at $923,581. Of this amount, $612,k932 was expensed during the period and the remaining $310,649 was classified as prepaid expense, which will be expensed as incurred during the subsequent period.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

10.  SHARE CAPITAL - Continued
-----------------------------
    Share Capital - Continued
    -------------------------
(i) On August 11, 2005, the Company issued 500,000 shares valued at $0.38 per share to a former director and a current officer and director of the Company as a bonus for their services. The
Company also granted 2,000,000 share purchase warrants with an exercise price of $0.50 per share expiring August 11, 2007 with an option to renew or extend the warrants for an additional two-year period to two former directors and a current officer and director of the Company.

(ii) On August 23, 2005, the Company issued 925,000 shares valued at $0.38 per share to directors, officers and consultants of the Company as compensation for work performed and future services. The Company also granted 1,125,000 share purchase warrants with an exercise price of $0.50 per share expiring August 23, 2007 to directors, officers and consultants of the Company. 250,000 of these shares were cancelled and returned to the treasury on December 21, 2005 which resulted in a credit balance for consulting fees of $106,301 for the three-month period ended January 31, 2006.

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

viii) On November 1, 2005, the Company entered into a consulting agreement with an unrelated party for a one-year term ending November 1, 2006. Compensation for the contract is 80,000 shares valued at $0.29 per share.

ix) During November and December, 2005, the Company completed a private placement of 98,160 common shares valued between $0.14 and $0.27 per share. Total proceeds to the Company was $25,441. The Company also granted 2,160 share purchase warrants with an exercise price of $0.50 per share expiring November 29, 2007 and December 23, 2007.

x) On November 11, 2005, the Company entered into an agreement with an unrelated party for a one-year term ending November 11, 2006 for printing work. Compensation for the contract is 100,000 shares valued at $0.50 per share.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)


10.  SHARE CAPITAL - Continued

xi) On November 15, 2005, the Company entered into a contract with an unrelated party for the purchase of certain inventory for a related party in exchange of 611,048 shares valued at $0.29 per share for a total value of $177,204.

xii) On December 2, 2005, the Company entered into a consulting agreement with an unrelated party for a one-year term ending December 2, 2006. As compensation for the contract the Company granted 125,000 share purchase warrants with an exercise price of $0.50 per share expiring on December 2, 2007.

xiii) On January 10, 2006, the Company issued 2,500,000 share purchase warrants to four officers of the Company with an exercise price of $0.25 per share expiring on January 12, 2011.

xiv) On January 10, 2006, the Company entered into a consulting agreement with an unrelated party for a one-year term ending January 10, 2007. As compensation for the contract the Company granted 250,000 share purchase warrants with an exercise price of $0.25 per share expiring on January 12, 2011.

xv) On January 10, 2006, the Company entered into a consulting agreement with an unrelated party for a one-year term ending January 10, 2007. As compensation for the contract the Company granted 250,000 shares valued at $0.15 per share and 250,000 share purchase warrants with an exercise price of $0.25 per share expiring on January 12, 2011.

xvi) On January 10, 2006, the Company entered into a consulting agreement with an unrelated party for legal services. As compensation for the contract the Company granted 16,667 shares valued at $0.15 per share.

xvii) On January 23, 2006, the Company entered into an agreement with an unrelated party to pay a commission bonus. As compensation for the contract the Company granted 68,287 shares valued at $0.31 per share.

At January 31, 2006, there were no common stock purchase options outstanding.

b)  Warrants

During the current period, the Company issued a total of 9,502,160 new incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees.
The Company estimated the fair value of all warrants to be $1,901,177 on the issue date which has been expensed during this quarter.

As at 31 January 2005, the following share purchase warrants were outstanding:


Warrants     Number    Price per Share    Expiration Date
--------     ------    ---------------    ----------------
           5,000,000        $0.50          November 26, 2006
           2,000,000        $0.50          August 11, 2007
           1,125,000        $0.50          August 23, 2007
           3,000,000        $0.50          August 24, 2007
             250,000        $0.50          September 28, 2007
               1,154        $0.50          November 29, 2007
             125,000        $0.50          December 5, 2007
               1,006        $0.50          December 23, 2007
           3,000,000        $0.25          Januar 12, 2011
          ----------
          14,502,160
          ----------

c)  Stock-Based Compensation

The fair value of each warrant issued is estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	                0.00%
Expected stock price volatility	     134-141%
Risk-free interest rate           4.04%-4.42%
Expected life of options        2.0-5.0 years

Warrant pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's share purchase warrants.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)


11.  SUPPLEMENTARY CASH FLOW INFORMATION


                                                  Period From
                                                  Commencement
                  For the          For the        of Operations
                 Nine Months      Nine Months      September 2,
                   Ended            Ended           2003 to
                 January 31,      January 31,      January 31,
	            2006             2005              2006
                -----------     -------------     -------------

Interest paid       $  200        $    8,745       $    11,362
Income taxes paid   $    -        $        -       $         -

12.  SUBSEQUENT EVENTS

Subsequent to the period ended, the Company entered into a consulting agreement with an unrelated party for a one-year term ending May 7, 2006. As compensation for the contract, the Company granted 22,059 shares valued at $0.34 per share.

The Company also issued 60,000 shares valued at $0.30 per share to an unrelated party, of which $15,000 was deposited prior to January 31, 2006. The remaining amount of $3,000 was paid subsequent to period end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and nine months ended January 31, 2006 and since the date ofinception, we have generated no revenues.

We incurred total operating expenses of $388,702 for the three months ended January 31, 2006, as compared to $54,326 for the three months ended October 31, 2005. The increase for the period ended January 31, 2006 was attributed to $397,815 in stock-based compensation, increases in consulting fees, professional fees, investor relations and promotion expense in the marketing efforts of our engine and technology. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended
January 31, 2006 was $386,483, or $0.01 per share, as compared to a comprehensive loss of $86,634, or $0.01 per share, for the three month period ended January 31, 2005. We have incurred a total net loss of $2,919,944 from the date of incorporation on September 2, 2003 to January 31, 2006.

There was no cash provided by investing activities for the three month period ended January 31, 2006.

Cash provided by financing activities for the three month period ended January 31, 2006 was $107,560, consisting of $125,441 received in connection with the issuance of common stock; $15,000 deposit received in advance of share issuance; $1,704 in advances payable; and ($34,585) in amounts due to related parties.

During the nine-month period ended January 31, 2006, we completed a private placement of 488,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to us was $125,441.

During the nine-month period ended January 31, 2006, we issued
3,007,119 shares for services valued at $923,581.

On November 1, 2005, we entered into a consulting agreement with an unrelated party for a one-year term ending November 1, 2006.

During November and December, 2005, we completed a private placement of 98,160 common shares valued between $0.14 and $0.27 per share. Total proceeds to us was $25,441. We also granted 2,160 share purchase warrants with an exercise price of $0.50 per share expiring November 29, 2007 and December 23, 2007.

On November 11, 2005, we entered into an agreement with an unrelated party for a one-year term ending November 11, 2006 for printing work. Compensation for the contract is 100,000 shares valued at $0.50 per share.

On November 15, 2005, we entered into a contract with an unrelated party for the purchase of certain inventory for a related party in exchange of 611,048 shares valued at $0.29 per share for a total value of $177,204.

On December 2, 2005, we entered into a consulting agreement with an unrelated party for a one-year term ending December 2, 2006. As compensation for the contract we granted 125,000 share purchase warrants with an exercise price of $0.50 per share expiring on December 2, 2007.

On January 10, 2006, we issued 2,500,000 share purchase warrants to four officers with an exercise price of $0.25 per share expiring on January 12, 2011.

On January 10, 2006, we entered into a consulting agreement with an unrelated party for a one-year term ending January 10, 2007. As compensation for the contract, we granted 250,000 share purchase warrants with an exercise price of $0.25 per share expiring on January 12, 2011.

On January 10, 2006, we entered into a consulting agreement with an unrelated party for a one-year term ending January 10, 2007. As compensation for the contract, we granted 250,000 shares valued at $0.15 per share and 250,000 share purchase warrants with an exercise price of $0.25 per share expiring on January 12, 2011.

On January 10, 2006, we entered into a consulting agreement with an unrelated party for legal services. As compensation for the contract, we granted 16,667 shares valued at $0.15 per share.

On January 23, 2006, we entered into an agreement with an unrelated party to pay a commission bonus. As compensation for the contract, granted 68,287 shares valued at $0.31 per share.

At January 31, 2006, there were no common stock purchase options outstanding.

Our ability to continue as a going concern is wholly dependent on our ability to complete our engine, successfully market the technology and generate revenues.

During the current period, we issued a total of 9,502,160 new incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees.
At January 31, 2006, the following share purchase warrants were outstanding:

      	                Price
        Number of        per     Expiry Date
	Warrants        Share
        -----------------------------------------------
	5,000,000	$0.50	November 26, 2006
	2,000,000	$0.50	August 11, 2007
	1,125,000	$0.50	August 23, 2007
	3,000,000	$0.50	August 24, 2007
	  250,000       $0.50	September 28, 2007
	    1,154       $0.50	November 29, 2007
	  125,000       $0.50	December 5, 2007
  	    1,006       $0.50	December 23, 2007
	3,000,000	$0.25	January 12, 2011
       ----------
       14,502,160
       ==========

Subsequent to the period ended, we entered into a consulting agreement with an unrelated party for a three-month term ending May 7, 2006. As compensation for the contract, we granted 22,059 shares valued at $0.34 per share.

We also issued 60,000 shares valued at $0.30 per share to an unrelated party, of which $15,000 was deposited prior to January 31, 2006. The remaining amount of $3,000 was paid subsequent to the period end.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $22,516, plus monies we expect to receive from exercise of warrants during the ensuing year to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans;
however, no such plans have yet been implemented.

Our total stockholders' equity at January 31, 2006, was $563,602.

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

We are in the development stage; have not yet generated any revenues and have sustained net losses of $2,919,944 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We currently plan to complete the design, construction and testing of our second generation engine during 2006, however, there is no guarantee we will ever be successful in developing an engine that will merit the further development of our proposed final third generation engine, which is currently planned for late 2006 or early 2007. In any such event, our business plans would fail.

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

Critical Accounting Policies
----------------------------
The unaudited financial statements as of January 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

B) There were 4 reports on Form 8-K filed during the quarter ended January 31, 2006. These reports can all be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  March 15, 2006      /s/ Matthias Heinze
                               By: Matthias Heinze,
                               President and Chief Executive
                               Officer

Date:  March 15, 2006      /s/ Thomas M. Howard
                               By: Thomas M. Howard,
                               Treasurer, Chief Financial
                               Officer and Prinicipal
                               Accounting Officer