Form 10QSB/A
period 2006-01-31
Rotoblock CORP
filed 2006-03-17
CIK 1289441

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB/A

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

                          COMMON STOCK                     DEFICIT
                    -------------------------              ACCUMULATED
                    NUMBER OF      ADDITIONAL  CUMULATIVE  DURING THE
                    COMMON   PAR   PAID-IN     TRANSLATION DEVELOPMENT
                    SHARES   VALUE CAPITAL     ADJUSTMENT  STAGE         TOTAL
                    ----------------------------------------------------------
Shares issued
for cash          7,000,000 $  -   $     534    $    -     $    -      $     534

Shares issued
for cash            200,000    -      38,130         -          -         38,130

Adjustment to
number of
shares issued
and outstanding
as a result
of the
acquisition of
net assets of
Rotoblock Inc.  (7,200,000)   -           -        -         -               -

Shares issued in
connection with
the acquisition
of net assets of
Rotoblock Inc.  15,000,000  15,000   (15,000)      -         -               -

Excess of
consideration
over net assets
purchased from
Rotoblock, Inc.         -     -          -         -          (138)        (138)

Foreign currency
translation
adjustment              -     -          -      (1,918)       -          (1,918)

Loss for the
period                  -     -          -         -       (108,443)   (108,443)
             ------------------------------------------------------------------
Balance,
April 30,
2004
(Audited)     15,000,000   $15,000  $ 23,664   $(1,918)   $(108,581)  $ (71,835)

Shares issued
for cash      10,000,000    10,000   490,000       -          -         500,000

Foreign
currency
translation
adjustment             -     -           -      (1,385)       -          (1,385)

Loss for
the year               -     -           -         -       (306,193)   (306,193)
            -------------------------------------------------------------------
Balance,
April 30,
2005
(Audited)     25,000,000   $25,000  $513,664   $ (3,303)   $(414,774)  $ 120,587

Shares
issued for
cash            488,160        488   124,953          -            -     125,441

Shares
issued for
inventory
(Note 8)        611,048        611   176,593          -            -     177,204


Stock-based
compensation
(Note 10b
and 10c)             -          - 1,901,177          -            -    1,901,177

Foreign
currency
translation
adjustment            -         -        -      (1,876)           -      (1,876)

Loss for
the period            -         -        -           -   (2,505,308) (2,505,308)
            -------------------------------------------------------------------
Balance,
January 31,
2006
(Unaudited)  28,495,279   $28,495 $3,460,368  $ (5,179) $(2,920,082) $  563,602
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

During the nine-month period ended January 31, 2006, the Company issued 2,396,071 shares for services valued at $746,377 and 611,048 shares for inventory valued at $177,204. Of this amount, $612,932 was expensed during the period and the remaining $310,649 was classified as prepaid expense, which will be expensed as incurred during the subsequent period.

                      ROTOBLOCK CORPORATION
                  (A Development Stage Company)
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2006
                          (Unaudited)
                   (Stated in U.S. Dollars)

10.  SHARE CAPITAL - Continued
-----------------------------
    Share Capital - Continued
    -------------------------
(i) On August 11, 2005, the Company issued 500,000 shares valued at $0.38 per share to a former director and a current officer and director of the Company as a bonus for their services. The
Company also granted 2,000,000 share purchase warrants with an exercise price of $0.50 per share expiring August 11, 2007 with an option to renew or extend the warrants for an additional two-year period to two former directors and a current officer and director of the Company. 250,000 of these shares were cancelled at December 21, 2005 which resulted in a credit balance for consulting fees of $106,301 for the three-month period ended January 31, 2006.

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

b)  Warrants

During the current period, the Company issued a total of 9,502,160 new incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees.
The Company estimated the fair value of all warrants to be $1,901,177 on the issue date which has been expensed during the current year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and nine months ended January 31, 2006 and since the date of inception, we have generated no revenues.

We incurred total operating expenses of $388,702 for the three months ended January 31, 2006, as compared to $54,326 for the three months ended
 January 31, 2005. The increase for the period ended January 31,
2006was attributed to $397,815 in stock-based compensation, increases in consulting fees, professional fees, investor relations and promotion expense in the marketing efforts of our engine and technology. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

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

Cash provided by financing activities for the nine month period ended January 31, 2006 was $107,560, consisting of $125,441 received in connection with the issuance of common stock; $15,000 deposit received in advance of share issuance; $1,704 in advances payable; and ($34,585) in amounts due to related parties.

During the nine-month period ended January 31, 2006, we completed a private placement of 488,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to us was $125,441.

During the nine-month period ended January 31, 2006, we issued
 2,396,071 shares for services valued at $746,377.

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

                               Rotoblock Corporation,
                               a Nevada corporation
                               ------------------------

Date:  March 17, 2006      /s/ Matthias Heinze
                               By: Matthias Heinze,
                               President and Chief Executive
                               Officer

Date:  March 17, 2006      /s/ Thomas M. Howard
                               By: Thomas M. Howard,
                               Treasurer, Chief Financial
                               Officer and Prinicipal
                               Accounting Officer