Form 10KSB
period 2006-04-30
Rotoblock CORP
filed 2006-07-31
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10K-SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2006

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number:  333-116324

ROTOBLOCK CORPORATION
(Name of Small Business Issuer In Its Charter)

Nevada 20-08987999
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization Identification No.)

300 B Street, Santa Rose, CA. 95401
(Address of principal executive offices) (Zip Code)

(707) 578-5220
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended April 30, 2006.

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES______ NO___X____

As of April 30, 2006, there were 28,617,338 shares of the Registrant's $0.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price on July 21, 2006 ($0.16 per share), is $3,652,283.20.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes No X

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer ___X____

Available Information

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

PART I
Item 1. Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are currently in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $3,181,895, since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern.

We maintain our statutory registered agent's office in Carson City, Nevada and our business offices and testing laboratory in Santa Rosa, California.

Acquisition of Patented Rights and Technology

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the rights, title and interest in and to a patented technology and prototype engine in exchange for 15,000,000 shares of our restricted common stock, valued at $0.002 per share. The terms of the option are as follows:

For a consideration of US$100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned Subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for US$1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007).

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

All of our operations relating to the development and marketing of the OPE technology are conducted by Rotoblock, Inc. (the Subsidiary). We are currently in the process of improving on the technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine. All parts except the crankshaft and engine block have been re-designed.

We intend to continue our research, development and testing efforts until we are certain we have completed the best, most efficient model. This goal will be considered to be reached when the engine demonstrates a power to weight ratio of 2:1. We are hopeful this can be achieved within the 36 months granted in the option to use the technology underlying the patents.

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

Research, Development and Testing Since Acquisition

We have conducted a number of test runs with the engine and are continuing to improve upon the technology. The milestones we have set for ourselves have been reached and we are in the process of discussing potential joint ventures and/or co-development arrangements with qualified manufacturers. We are researching technologies that could be used in conjunction with the OPE, therefore enhancing the uses for this unique engine. The market has a need for technologically advanced and efficient propulsion systems, be they straight mechanical or hybrid in nature. One of the greatest challenges when incorporating hybrid technology into a vehicle is space limitation. Due to the projected high power-to-weight ratio of the OPE, at a given horsepower output OPE technology will result in a smaller, more compact engine, hence being ideally suited for such applications. We have also been contacted by manufacturers in the following areas who feel that the OPE exhibits attributes and characteristics that would benefit their product lines.

-	High power marine outboard motors
-	Auxiliary-power units for the trucking industry

Patents and Trademarks

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the "Subsidiary"), which holds an option entitling it to acquire all of the rights, title and interest in and to the following patents:
Name of Patent	Patent #	Issue Date	Expiration Date
	5,222,463	29-Jun-93	28-Jun-10
Oscillating Piston Engine -
This patent covers the basic
Oscillating Piston engine, all of
its parts and functionality.

Oscillating Piston Engine for
Driving a Ducted Fan -	5,303,546	19-Apr-94	18-Apr-11
This patent covers the
application of the OPE as a
means of driving a ducted fan
(e.g., aircraft, boat, hovercraft, etc.)

Oscillating Piston Engine for an
Electrical Charging System for
Electrically Powered Vehicles -	5,323,737	28-Jun-94	27-Jun-11
This patent covers any applications
for an OPE powering an electric
charging system for an electrically
powered vehicle (e.g., a hybrid vehicle).

Oscillating Piston Engine for
Pumping System -	5,324,176	28-Jun-94	27-Jun-11
This patent covers applications for
the OPE being used to power
pumping systems.

Oscillating Piston Engine
for Helicopters	5,467,744	28-Nov-95	20-Nov-12
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

Competition

The industry in which we operate is intensely competitive with respect to new and evolving technologies on a continuous basis. In addition, there are many well-established competitors with substantially greater financial and other resources, including but not limited to established businesses with loyal customers. We will rely heavily on our new and developing engine technology to acquire a competitive edge. We have determined that some of our largest competitors will be Honda, Briggs & Stratton, Tecumseh, Kawasaki, Kohler and Stihl, the major producers of general purpose engines. Because of our intensive battle for market share among these companies, we will also be contacting these manufacturers anticipating that they will want to include our OPE technology in their product lines. There are always new and emerging technologies in the industry in which we compete; however, we are unaware of any other new types of engines being developed with our OPE products and technology will compete at this time.

Marketing of Technology and/or Rights

Our marketing efforts will be focused on selling manufacturing licenses or rights to use the technology. Sale of the technology rights would be preferred, as the administration and enforcement of licensing agreements can be very complex and costly.

Subsequent to-April 30, 2006, we were contacted by a Brazilian micro-car manufacturer and a $5,000,000 Non-exclusive Development and Licensing Agreement for the OPE was negotiated and executed on July 18, 2006 (signed by Rotoblock on July 25, 2006), a copy of which is attached to this annual report. The $5,000,000 will be payable in increments of $500 for each engine installed or sold. Upon receiving the $5 million, we will also receive $100 per vehicle sold that incorporated the OPE technology. We are very excited about the prospect of having the OPE manufactured in Brazil, as the manufacturer enjoys the full support of the Brazilian Government. Having made a non-exclusive arrangement with the above manufacturer, however, does not curtail our efforts to continue seeking symbiotic relationships with additional manufacturers who are sharing our vision. Our Management team will work closely with our manufacturing partners to provide the highest quality support to assure maximum OPE technology proliferation in the market. We will further, to the best of our ability, perfect and expand the technology to meet specific needs, such as exploring the possibility of running the OPE on alternate fuels, especially hydrogen or ethanol. In such instances, we expect our joint venture partner(s) will be responsible for research and development costs associated with expanding the technology to meet their specific requirements.

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

Because of the anticipated high power to weight ratio and the intensive battle for market share, we are hopeful that we will be successful in convincing one or more of these and other not so well known small engine manufacturers to include our OPE technology in their product offerings.

Articles in appropriate trade journals, prominent newspapers and direct marketing campaigns will be used to promote the OPE technology. We will also send out special invitations, solicit inquiries and encourage visits our laboratory and testing facilities for the purpose of demonstrating the engine and its technology to potential customers to demonstrate the engine and its unique technology, educate the potential buyer/licensee and establish essential relationships.

We intend to expand our marketing efforts to the marine outboard motor industry, as well as other small engine applications used in the recreational and other markets, such as snowmobiles, small water craft such as Seadoos and all-terrain vehicles. We are confident that a high power to weight ratio engine, similar to our proposed product design will fit into a large area of applications.

With the successful test run of the OPE, we have conclusively proven the viability of the engine concept. Current events and the needs of international markets to capitalize on technological advances in propulsion technology immediately have necessitated an expansion of our mission. Global supply issues of conventional fuels and rapid advances of software and electric control, measurement and communication techniques have changed the competitive environment. Thus, we are concentrating on licensing the OPE technology to all available markets. Concurrently we are inviting new technologies that may be used in conjunction with the OPE in order to be able to eventually offer complete propulsion and/or power generating systems to the market.

Government and Industry Regulation

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

Employees and Employment Agreements

At present, we have 3 full time employees, which include all of our officers and directors, who work on a full time or as-needed basis. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or key employees. However, the Company has issued stock and share purchase warrants to directors and officers for their services. Please refer to the tables in Item 10 of this report.

Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in us.

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2006 and 2005 we suffered net losses of $2,767,259 and $306,193, respectively. At April 30, 2006, our stockholders' equity was $338,077 and $120,587, respectively. There is no assurance that we can successfully complete our prototype engine or that we will ever generate revenues.

See "Plan of Operation" for a description of management's plans in regard to this issue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed.

We currently have only $1,884 in cash in the bank and no other source of capital has been identified or sought. We are currently seeking alternative sources of funding, including bank loans, exercise of outstanding warrants, additional sales of our equity securities and/or a joint venture partner. If we do find an alternative source of capital, the terms and conditions of acquiring this capital may result in dilution and the resultant lessening of value of the shares of common stock of our stockholders.

If we are not successful in raising sufficient capital through this offering, we will be faced with several options:

1. abandon our business plans, cease operations and go out of business;
2. continue to seek alternative and acceptable sources of capital;
3. bring in additional capital that may result in a change of control; or
4. identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

In the event of any of the above circumstances you could lose a substantial part or all of any investment you make in our Company. Our failure to raise sufficient capital or find additional funding could have a material adverse effect on our business, financial condition and operating results, including a possible total loss of any investment you may make.

The small engine industry is highly competitive and our technology may not be well received or successful.

The small engine industry is highly competitive with respect to technology, performance, quality and availability of service/parts. There are numerous well-established competitors, including national, regional and local small engine manufacturers and distributors who have substantially greater financial, marketing, personnel and other resources than our company. There can be no assurance that we will be able to respond to various competitive factors affecting our industry and technology. The need for small engine equipment is also generally affected by changes in consumer preferences, national, regional and local economic and environmental regulations and demographic trends. Prior to our acquisition of the engine and technology, it experienced a critical mechanical failure and was disassembled to investigate the cause of the problem. Failure analyses showed metal fatigue to be the cause of the critical component having failed. It was subsequently determined that choice of materials specified in the original design was ultimately the cause of the failure. A replacement component was re-specified and fabricated from a more suitable material. There can be no assurance that we will be able to successfully develop our proposed technology sufficient to create our planned model or, that if developed, it will suitably pass future testing and not fail again. If we are unable to successfully compete in the development and marketing of our finished product, we may be unable to generate any revenues and you could suffer a total loss of any investment you make in our securities.

We may be unable to protect the proprietary rights to the technologies, patents and intellectual property, which may hamper our ability to license and/or sell the manufacturing rights to the technology, thereby impacting our ability to earn revenues and become profitable.

Our success and ability to compete will depend in part on the protection of the patents to the technology. We rely on patent and copyright laws to protect the intellectual property that was developed and have an option to acquire several patents on the technology. However, such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to our prototype engine, or may copy or otherwise obtain and use proprietary information we develop or use without our authorization. If a third party were to violate one or more of the patents or the new technology we develop, we may not have the resources to bring suit or protect the intellectual property underlying the patents. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market technology and/or products which we intend to develop and/or market. We would lose any revenues, which we would otherwise have received from the sale or licensing of that technology or those products. This could prevent our ever making a profit on any licensing and/or sale of any technology or products we develop.

We do not currently own the intellectual property underlying the engine's technology, but rather, have an option to use it for up June 2, 2007, at which time we will have to purchase it outright for $1,500,000. Our business plans are to develop the technology and build a prototype engine that can be sublicensed to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of the warrants sold in this offering to exercise the option. We cannot guarantee that we will ever develop a successful prototype or that, if successfully developed, we will be able to sublicense the rights to any manufacturer for production and sale. As a result, we may never have the funds to purchase the patents, which would result in a total failure of our business and a complete loss of any investment you make in our securities.

Policing unauthorized use of the patents, proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against us or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and/or require us to enter into costly royalty and/or licensing arrangements to prevent further infringement on the technology we develop or use, any of which could increase our operating expenses and thus prevent us from becoming profitable.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to the technology we use, or otherwise gain access to trade secrets we develop surrounding the engine development, such as through unauthorized or inadvertent disclosure of our trade secrets. If this occurs, our competitors may use our processes or techniques to develop competing products and bring them to market ahead of us. This could prevent us from becoming profitable. As a result of any of the aforementioned circumstances, you could suffer a total loss of any investment you make in our securities.

We may not be able to successfully develop a marketable product.

Since we are in the early stages of our engine development process, we cannot guarantee that we will be able to successfully complete an engine that meets the specifications we have set forth and are attempting to develop. Our final product may not function as we believe it will; its projected potential applications may be limited; and it may never be a viable product. If we are unable to successfully develop the engine technology as planned and it is not functional or commercially attractive to third parties, we may never be able to license the technology or sell the rights to manufacture our products. In such event, we would be able to generate any revenues and any investment you made in our securities would be a total loss.

The loss of our current management would make it very difficult for us to continue our proposed business plans.

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. Our success is highly dependent on our current management, key personnel and key consultants. The unexpected loss or departure of any of these parties could be detrimental to our future success. We do not maintain key man insurance on our management.

RISKS RELATING TO OUR COMMON STOCK:

We have numerous outstanding Warrants which may adversely affect the price of our common stock.

We have reserved 14,462,160 shares of our Common Stock for issuance upon exercise of outstanding warrants at prices between $0.25 and $0.50 per share.  Any sale into the public market of our Common Stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock. See "Market for the Registrant's Common Stock and Related Stockholder Matters - Market Information."

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of Common Stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act of 1933 (the "Act"). The restricted shares may only be sold if they are registered under the Act, or sold under Rule 144, or another exemption from registration under the Act.

Some of our outstanding restricted shares of Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may cause the stock's market price to decline. See "Market for the Registrant's Common Stock and Related Stockholder Matters - Market Information."

We do not expect to pay dividends.

We have not paid dividends since inception on our Common Stock, and we do not contemplate paying dividends in the foreseeable future on our Common Stock in order to use all of our earnings, if any, to finance expansion of our business plans.

Lack of trading market may make it difficult to sell our common stock.

The only trading in our Common Stock is conducted on the Over-the Counter ("OTC") Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, our Common Stock is defined as a "penny stock" by rules adopted by the U.S. Securities and Exchange Commission. In such event, brokers and dealers effecting transactions in the Common Stock with or for the account of a customer must obtain the written consent of a customer prior to purchasing the Common Stock, must obtain certain information from the customer and must provide certain disclosures to such customer. These requirements may have the effect of reducing the level of trading in the secondary market, if any, of the Common Stock and reducing the liquidity of the Common Stock.

Our stock price can be extremely volatile.

Our Common Stock is traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. There can be no assurance that an active public market will continue for the Common Stock, or that the market price for the Common Stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the Common Stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our Common Stock.

Item 2. Properties

We do not currently own any property. We currently are using office space located at 300 B Street in Santa Rosa, California. The space consists of approximately 1,000sq ft. We currently have a lease agreement with Schellinger Brothers, an unrelated third party, for corporate office space. The lease is for a period of one year commencing November 1, 2005 and expiring October 31, 2006, with a total value of $24,800. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional space for at least the next 12 months.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Issuer's Common Stock is traded on the NASD OTC Bulletin Board under the symbol ROTB. The following table sets forth the high and low closing prices of the Common Stock during the periods indicated (since a public trading market commenced) as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
	Fiscal Quarter	High Closing Price	Low Closing Price
Fiscal Year End	4th Quarter (2/1/06 - 4/30/06)	$0.44	$0.21
30-Apr-06 *	3rd Quarter (11/1/05- 1/31/06)	$0.46	$0.12
	2nd Quarter (8/1/05 - 10/31/05)	$0.49	$0.19
	1st Quarter (5/1/05 - 7/31/05)	$2.10	$0.36

* Our common stock was not listed for trading until the 1st quarter of FYE 4/30/06 and, therefore, no quarterly high/low closing prices are disclosed for FYE 4/30/05.

The closing price of the Common Stock as reported on July 21, 2006, was $0.16 per share.

Holders

As of July 21, 2006, there were 115 holders of Common Stock, who collectively held 28,617,338 issued and outstanding shares of Common Stock.

Dividends

We did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. We currently have no plans to pay any dividends, although it may do so if its financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans; however, during the year ended April 30, 2006, we issued a total of 9,502,160 incentive share purchase warrants with exercise prices of $0.25 and $0.50 per share to our directors, officers, consultants and employees. The warrants are intended to provide incentives to officers, employees, consultants and advisers (including members of the Board of Directors), who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of our stockholders.

The number of shares reserved for issuance of Common Stock underlying the warrants is the maximum aggregate amount, assuming exercise of all warrants, which were registered by the filing of a Form S-8 registration statement on February 1, 2006.

In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to outstanding, unexercised warrants and in the exercise price and in the number of shares subject to each outstanding warrant. The Committee also may make provisions for adjusting the number of bonuses or underlying outstanding warrants in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock.

Other Provisions

The following table gives information about the Common Stock that may be issued upon the exercise of the warrants as of April 30, 2006:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Incentive Share Purchase Warrants	14,462,160	$0.45	0

TOTAL	14,462,160	$0.45	0

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities sold during the last fiscal year:

During the 2006 fiscal year, we completed a private placement of 548,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to us were $143,441.

During the 2006 fiscal year, we issued 40,000 shares for exercised warrants with an option price of $0.25 per share. The total proceeds to us were $10,000.

During the 2006 fiscal year, we entered into a contract with an unrelated party for the purchase of certain inventory for a related party in exchange for 611,048 shares valued at $0.29 per share for a total value of $177,204.

During the 2006 fiscal year, we issued 2,418,130 shares for services valued at $753,877. Details of the shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Computer and IT
August 24, 2005	50,000	19,000	0.38	Public relations
August 24, 2005	25,000	9,500	0.38	Investor relations
August 24, 2005	300,000	114,000	0.38	Legal
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Accounting
September 28, 2005	104,171	29,168	0.28	Investor relations
September 29, 2005	100,000	25,000	0.25	Consulting
September 29, 2005	150,000	37,500	0.25	Consulting*
October 27, 2005	327,586	95,000	0.29	Investor relations
October 28, 2005	99,360	24,840	0.25	Rent
November 1, 2005	50,000	14,000	0.28	Public relations
November 1, 2005	125,000	35,000	0.28	Consulting
November 2, 2005	80,000	23,200	0.29	Consulting
November 14, 2005	100,000	50,000	0.50	Printing
January 12, 2006	250,000	37,500	0.15	Consulting
January 12, 2006	16,667	2,500	0.15	Legal
January 25, 2006	68,287	21,169	0.31	Commission bonus
February 7, 2006	22,059	7,500	0.34	Consulting
Total	2,418,130	$ 753,877
* Shares issued for services from related parties.

There were no stock options issued or outstanding at April 30, 2006.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND
ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND NFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT","INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS,
UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

o WHETHER THE ALTERNATIVE ENERGY FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
o OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
o OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
o OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
o OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
o OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET;
o CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
o OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

Results of Operations

For the year ended April 30, 2006, we incurred a net operating loss of $2,767,259, as compared to a net loss of $306,193 for the period year ended April 30, 2005.

We incurred total expenses of $2,580,185 for the year ended April 30, 2006. The majority of the expense was $1,901,177, the estimated fair value of the 9,502,160 incentive share purchase warrants issued to directors, officers and employees during the period. A total of $326,517 in consulting fees was paid, of which $19,073 was paid to a former director. A total of $98,520 was paid for investor relations during the period and $44,230 in public relations and preparation and dissemination of shareholder information. A total of $83,049 was paid in professional expenses for the year ended April 30, 2006, which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports. Research and development expense was $47,331 for the year ended April 30, 2006. The balance of general and administrative expenses were attributed to miscellaneous office expenses, filing fees, rent, travel and entertainment , and day-to-day operating expenses.

During the year, $9,870 of property and equipment was written off when Management was relocated to California.

The Company also purchased certain inventory from an unrelated party in the amount of $177,204 on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off although management expects to receive future advertising for consideration from the related party.

Liquidity and Capital Resources

We currently have only $1,884 in cash on hand and are seeking sources of funding to continue our operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the year ended April 30, 2006 was $118,393, attributed to $143,441 in private sales of Common Stock and $10,000 received from exercise of warrants, less repayments of outstanding notes to related parties in the amount of $35,048.

There was no cash used in investing activities for the year ended April 30, 2006.

Our net loss for the year ended April 30, 2006 was $2,767,259.

Net cash provided by operating activities for the year ended April 30, 2006 was ($167,419), consisting of $1,044 in depreciation expense; $488,700 as the fair value of 2,418,130 shares issued for services during the year; $1,901,177 as the fair value of the incentive share warrants issued to officers, directors and employees; $9,870 for property and equipment written off when the Company relocated its operations from Canada to the US; and $177,204 in bad debt expense. Adjustments to reconcile net loss to net cash used by operating activities were attributed to accounts receivable and other receivables in the amount of $6,594; accounts payable in the amount of ($4,704); prepaid expense and deposits in the amount of $9,081; and accrued liabilities in the amount of $10,874.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Subsequent Events

Subsequent to April 30, 2006, we entered into an Engine Development and License Agreement with an unrelated third party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil, whereby Obvio ! will incorporate the Oscillating Piston Engine (“OPE”) technology into their vehicles. The parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. Pursuant to the terms of the Agreement, we will grant Obvio ! a license for the OPE technology in exchange for $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receiving the $5,000,000 from Obvio !, we will also receive royalties of $100 per vehicle sold that incorporated the OPE technology. A copy of the Agreement is attached to this annual report as Exhibit 99 and is incorporated herein by this reference.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements

See our Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

On May 30, 2005, Morgan & Company, our former accountants, resigned as our principal independent accounting firm and auditor and on May 31, 2005, we engaged Staley, Okada & Partners as our auditor to audit our financial statements.

The report on the financial statements prepared by Morgan & Company for the fiscal year ended April 30, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. However, the report included a going concern emphasis. We did not have any disagreements with Morgan & Company on any accounting principles or practices, financial statement disclosure, or auditing scope or procedure at any time during our most recent fiscal year, or any subsequent interim period, through the date of Morgan & Company's resignation on May 30, 2005.

Neither Rotoblock Corporation nor anyone on our behalf consulted Staley, Okada & Partners on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 8a. Accounting Controls and Procedures

Critical Accounting Policies

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended April 30, 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Matthias Heinze, President and Principal Executive Officer	May, 2006 to present	51
Mr. Heinze is the Director of Technology for TUV, a U.S.-German corporation specializing in independent testing and assessment services. He is also Chief Executive Officer of Scibase Intl., LLC, a technology development company. For the past twenty years, Mr. Heinze has worked in the Industrial Machinery and Pressure Equipment divisions at TUV. Mr. Heinze holds engineering degrees from FH Hamburg and FH Jena in Germany.

-
Thomas M. Howard, Chief Financial Officer, Principal Accounting Officer and Director	August 11, 2005 to Present	58
For the past five years Mr. Howard has been owner and operator of Thomas M. Howard, CPA. His company specializes in small business consulting, income tax preparations, compilations, reviews, and audits financial statements.

Renay Cude, Secretary and Director	August 11, 2005 to Present	29
Ms. Cude was appointed as director and corporate secretary of ZAP in October of 2002. She is the President of ZAP’s subsidiary, Voltage Vehicles, where she works closely with corporate counsel in obtaining all the required licensing in the 50 states for the proper distribution of advanced technology vehicles. Ms. Cude is also the President of ZAP Manufacturing and ZAP Rentals. Prior to joining ZAP, from 1997 to 2002, Ms. Cude worked as a legal secretary for various law firms. Ms. Cude has over five years experience working in the bankruptcy field where she helped companies through the reorganization process. Ms. Cude holds an Associates Degree in General Education from Santa Rosa Junior College.

Ching Chen Chan, Director	September 26, 2005 to Present	65
Professor at the University of Hong Kong and one of China's foremost authorities on drive train design and engineering. He has been called the "Father of Asian Electric Vehicles" by Global View Magazine 2003 and has been actively involved in electric vehicle (EV) projects in China, India, Japan, United States and Europe. In 2001, Asiaweek selected Chan as "Asia's Best Technology Pioneer". He has authored and co-authored eight books and over 220 technical papers and holds eight patents. His 2001 book "Modern Electric Vehicle Technology" is considered a comprehensive reference book on the subject. Professor Chan is a member of the National Committee of the Chinese People's Political Consultative Conference and Chief Panelist for the Ministry of Science and Technology. He is the Science & Technology advisor for Shandong Province, as well as Chief Advisor on EVs for the Mayor of Wuhan. He founded the International Research Centre for EVs at the University of Hong Kong, hosted the 10th International EV Symposium in Hong Kong and co-founded the World EV Association. He has also served as the President of EV Association of Asia Pacific, President of the Hong Kong Institution of Engineers, and is now Vice President of the Hong Kong Academy of Engineering Sciences and President of the Asian EV Society. Professor Chan was born to a Chinese entrepreneurial family in Indonesia. He obtained his academic credentials from Tsinghua University and the University of Hong Kong and holds honorary degrees from universities in Russia, Ukraine and the United Kingdom. He worked for 11 years in the research and development of electric machines and power systems; and for 29 years in polytechnic and universities devoted to teaching and research in electrical engineering. He has also served as a guest lecturer in the U.S. at UC Berkeley, MIT and UC Davis.

Steve Schneider, Director	August 11, 2005 to present	45
Mr. Schneider is a director and Chief Executive Officer of ZAP since October 26, 2002. ZAP is an advanced technology vehicle distributor. Under Mr. Schneider’s leadership, the company obtained over 2 billion dollars in purchase orders; over $400 million in revolving credit, successfully brought to market America’s highest fuel economy vehicle as well as bringing the first production Chinese and electric vehicle to the U.S. In 2001, Mr. Schneider founded Voltage Vehicles, an electric vehicle distribution company specializing in electric vehicles and full-performance alternative fuel vehicles such as automobiles, motorcycles, and bicycles.

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to the Chief Financial Officer. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10. Executive Compensation

Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf and have received equity compensation.

The following table sets out the compensation received for the fiscal years ended April 30, 2006 and 2005 with respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000.

FISCAL YEAR COMPENSATION					LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal	Year	Salary	Bonus	Other	Securities	Restricted Shares	LTIP Payouts	All other
Position		($)	($)	Annual	Underlying	or Restricted Share	($)	Compensation
				Compensation(4)	Option/SARs	Units		($)
					Granted
Matthias Heinze, President and Principal Executive Officer	2005	0	0	0	0	0	0	0
	2006	0	0	0	500,000	250,000	0	0
Thomas M. Howard, Chief Financial Officer, Principal Accounting Officer, Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	1,000,000	0	0	0
Renay Cude, Secretary and Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	1,250,000	0	0	0
Steven M. Schneider, Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	750,000	0	0	0
Ching Chen Chan, Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	150,000	150,000	0	0

There are no employment agreements, other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2006 to the Named Executive Officers.

OPTION/SAR GRANTS IN PREVIOUS YEAR - 2006
INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options/SARs	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Matthias Heinze	250,000	100%	$0.50	8/23/2007
Matthias Heinze	250,000	100%	$0.25	1/12/2011
Thomas M. Howard	250,000	100%	$0.50	8/23/2007
Thomas M. Howard	750,000	100%	$0.25	1/12/2011
Renay Cude	22,250,000	100%	$0.50	8/11/2007
Renay Cudeenay Cude	250,000	100%	$0.50	8/23/2007
Renay Cude	750,000	100%	$0.25	1/12/2011
Steve Schneider	750,000	100%	$0.25	1/12/2011
Ching Chen Chan	150,000	100%	$0.50	9/29/2007

The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised Options/SARs at FY-End ($) Exercisable or Unexercisable
	Nil	Nil	Nil	Nil
We do not have any standard arrangements pursuant to which directors are compensated for services as directors.

The directors are not compensated with cash for their services but they may be compensated with stock purchase warrants. In addition, no pension or retirement benefit plan has been adopted and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 28,617,338 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s)
		Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Matthias Heinze	President and Principal Executive Officer	250,000	1%
300 B Street
Santa Rosa, CA. 95401

Ching Chen Chan	Director	150,000	1%
300 B Street
Santa Rosa, CA. 95401

Marlin Financial	None	2,000,000	7%
300 B Street
Santa Rosa, CA. 95401

Autodistributors	None	3,390,568	12%
300 B Street
Santa Rosa, CA. 95401
________________________
All Officers and Directors as
a Group  (2)                                                                                                                                                                                400,000                                                                                                                     2%

(1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions

During the year, we paid $19,073 in consulting fees to Peter Scholl, a former director of the Company.

In addition, the four current directors received a total of 3,150,000 share purchase warrants at an exercise price of $0.25 - $0.50 and a fair value of $492,719, and Peter Scholl and Lance Waymen, former directors and continuing consultants, received a total of3,250,000 share purchase warrants at an exercise price of $0.50 and a fair value of $779,977. In addition, the President received a total of 500,000 share purchase warrants at an exercise price of $0.25 with a fair value of $93,582.

At April 30, 2006, a total of $597 was due to Lance Waymen, a former director for consulting fees and expenses paid on our behalf.

During the period, we purchased certain inventory from an unrelated party in the amount of $177,204 (See Note 10a) on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off although management expects to receive future advertising for consideration from the related company.

Item 13. Exhibits and Reports on Form 8-K

The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File Number 333-116324, on the SEC website at www.sec.gov:

Exhibit No.   Description

* 3(i)                         Articles of Incorporation
* 3(ii)        Bylaws
23             Consent of Accountants
31.1                          Sec. 302 Certification of President
31.2                          Sec. 302 Certification of Principal Accounting Officer/CFO
32.1                          Sec. 906 Certification of President
32.2                          Sec. 906 Certification of Principal Accounting Officer/CFO

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2006 were $12,500and $10,282 for the fiscal year ended April 30, 2005. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended April 30, 2006 were $10,838.

Audit Related Fees

We incurred no fees for the fiscal years ended April 30, 2006 and 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended April 30, 2006 and 2005 were nil.

All Other Fees

We incurred no other fees during the fiscal years ended April 30, 2006 and 2005 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

•
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

•
All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ROTOBLOCK CORPORATION, Registrant

Dated: July 24, 2006                                       /s/    Matthias Heinze
                          By: Matthias Heinze, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                          /s/  Thomas M. Howard
                          By: Thomas M. Howard, Treasurer, CFO, Principal Accounting Officer and Director

                          /s/  Renay Cude
                          By: Renay Cude, Secretary and Director

                                        /s/   Ching Chen Chan
                          By: Ching Chen Chan, Director

                                                          /s/ Steve Schneider
                                                          By: Steven M. Schneider, Director

                                ROTOBLOCK CORPORATION
                                      (A Development Stage Company)

                                CONSOLIDATED FINANCIAL STATEMENTS

                                        APRIL 30, 2006 and 2005

                                        (Stated in U.S. Dollars)

STALEY, OKADA & PARTNERS CHARTERED ACCOUNTANTS	Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com
                                                                             Report of Independent Registered Public Accounting Firm

To the Stockholders of Rotoblock Corporation:

We have audited the accompanying consolidated balance sheets of Rotoblock Corporation (the “Company”) as at April 30, 2006 and 2005 and the related consolidated statements changes in stockholders’ equity, operations, and cash flows for each of the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended April 30, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations and had suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The April 30, 2004 figures, which are presented for comparative purposes, were audited by another firm of Chartered Accountants, who expressed an unqualified auditors’ report dated May 14, 2004.

“Staley, Okada & Partners”

Vancouver, BC, Canada	STALEY, OKADA & PARTNERS
July 7, 2006 (except as to Note 12, which is as of July 18, 2006)	CHARTERED ACCOUNTANTS

Staley, Okada & Partners, with offices in Vancouver and Surrey, is a Member of MSI, a Network of Independent Professional Firms • A Member of the Institute of Chartered Accountants of British Columbia

ROTOBLOCK CORPORATION (A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

ASSETS	April 30, 2006	April 30, 2005
Current
Cash	$1,884	$51,860
Amounts receivables	686	7,280
Prepaid expenses	266,546	10,450
	269,116	69,590
Patents (Note 4)	108,745	108,745
Property and Equipment (Note 6)	-	10,914
	$377,861	$189,249

LIABILITIES
Current
Accounts payable	$6,608	$11,312
Accrued liabilities	20,874	10,000
Advances payable	-	1,060
Due to related party (Note 8)	597	34,585
Interest payable (Note 7)	11,705	11,705
	39,784	68,662

Continued Operations (Note 1)

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and fully paid:
28,617,338 common shares (2005 - 25,000,000) (Note 10)	28,617	25,000
Additional paid-in capital	3,495,746	513,664
Accumulated Comprehensive Loss	(4,253)	(3,303)
Deficit - accumulated during the development stage	(3,182,033)	(414,774)
	338,077	120,587
	$377,861	$189,249

- See Accompanying Notes -

ROTOBLOCK CORPORATION (A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity
(Stated in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Number of Common Shares		Par Value

Shares issued for cash	7,000,000	$-	$534	$-	$-	$534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued and outstanding as a result of the acquisition of net assets of Rotoblock Inc. (Note 3)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 3)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 3)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Loss for the period	-	-	-	-	(108,443)	(108,443)
Balance - April 30, 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Loss for the year	-	-	-	-	(306,193)	(306,193)
Balance - April 30, 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash (Note 10a)	548,160	548	142,893	-	-	143,441
Shares issued for services (Note 10a)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory (Notes 8 and 10a)	611,048	611	176,593	-	-	177,204
Shares issued for exercised warrants (Note 10)	40,000	40	9,960	-	-	10,000
Consulting expense - stock-based compensation (Notes 10b and 10c)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Loss for the year	-	-	-	-	(2,767,259)	(2,767,259)
Balance - April 30, 2006	28,617,338	$28,617	$3,495,746	$(4,253)	(3,182,033)	$338,077

- See Accompanying Notes -

ROTOBLOCK CORPORATION (A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)

	For the Year Ended April 30, 2006	For the Year Ended April 30, 2005	For the period from Commencement of Operations (September 2, 2003) to April 30, 2004	For the period from Commencement of Operations (September 2, 2003) to April 30, 2006
Expenses
Consulting fees	$326,517	$19,000	$-	$345,517
Consulting expense - stock-based compensation (Notes 10b and 10c)	1,901,177	-	-	1,901,177
Depreciation	1,044	2,924	-	3,968
Foreign exchange loss (gain)	(371)	1,721	-	1,350
Interest	1,082	14,122	-	15,204
Investor relations	98,520	-	-	98,520
Listing, filing and transfer agent fees	11,028	10,261	-	21,289
Office and sundry	18,284	16,410	3,021	37,715
Professional fees	83,049	30,204	8,615	121,868
Public relations and shareholder information	44,230	-	-	44,230
Rent	21,321	17,569	12,454	51,344
Research and development	47,331	187,633	78,874	313,838
Travel and promotion	26,973	6,349	5,479	38,801
Total Expenses	2,580,185	306,193	108,443	2,994,821
Loss for the Period from Operations	(2,580,185)	(306,193)	(108,443)	(2,994,821)
Other Items
Write-off of property and equipment (Note 6)	(9,870)	-	-	(9,870)
Write-off of related party receivable (Note 8)	(177,204)	-	-	(177,204)
Loss for the Period	$(2,767,259)	$(306,193)	$(108,443)	$(3,181,895)

Basic and Diluted Loss per Share	$(0.10)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	27,073,876	17,575,342	15,000,000

Comprehensive Loss
Loss for the period	$(2,767,259)	$(306,193)	$(108,443)	$(3,181,895)
Foreign currency translation adjustment	(950)	(1,385)	(1,918)	(4,253)
Total Comprehensive Loss	$(2,768,209)	$(307,578)	$(110,361)	$(3,186,148)

Comprehensive Loss per Share	$(0.10)	$(0.02)	$(0.01)

- See Accompanying Notes -

ROTOBLOCK CORPORATION (A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For the Year Ended April 30, 2006	For the Year Ended April 30, 2005	For the period From Commencement of Operations (September 2, 2003) to April 30, 2004	For the period From Commencement of Operations (September 2, 2003) to April 30, 2006
Operating Activities
Loss for the period	$(2,767,259)	$(306,193)	$(108,443)	$(3,181,895)
Items not involving an outlay of cash:
Non-cash interest	-	11,705	-	11,705
Depreciation	1,044	2,924	-	3,968
Shares for services (Note 10a)	488,700	-	-	488,700
Consulting expense - stock-based compensation (Notes 10b and 10c)	1,901,177	-	-	1,901,177
Write-off of property and equipment (Note 6)	9,870	-	-	9,870
Write-off of related party receivable (Note 8)	177,204	-	-	177,204
	(189,264)	(291,564)	(108,443)	(589,271)
Change in non cash items:
Accounts receivable and other receivables	6,594	(4,381)	(2,899)	(686)
Prepaid expenses and deposits	9,081	(938)	(9,512)	(1,369)
Accounts payable	(4,704)	7,041	4,271	6,608
Accrued liabilities	10,874	10,000	-	20,874
	(167,419)	(279,842)	(116,583)	(563,844)
Investing Activities
Purchase of equipment	-	(4,087)	(9,751)	(13,838)
Deficiency of purchase of net assets	-	-	(138)	(138)
Purchase of patents	-	(108,745)	-	(108,745)
	-	(112,832)	(9,889)	(122,721)
Financing Activities
Issuance of common stock	143,441	500,000	38,664	682,105
Issuance of shares for warrants exercised	10,000	-	-	10,000
Advances payable	(1,060)	88	972	-
Loan payable	-	(150,000)	150,000	-
Due to related parties	(33,988)	4,985	29,600	597
	118,393	355,073	219,236	692,702

Foreign Exchange Effect on Cash	(950)	(1,385)	(1,918)	(4,253)

Net Increase (Decrease) in Cash	(49,976)	(38,986)	90,846	1,884
Cash - Beginning of period	51,860	90,846	-	-
Cash - End of Period	$1,884	$51,860	$90,846	$1,884

Supplemental Schedule of Non-cash Investing and Financing Activities
Shares issued for services (Note 10a)	$753,877	$-	$-	$753,877
Shares issued for inventory (Notes 8 and 10a)	$177,204	$-	$-	$177,204
Consulting expense - stock-based compensation (Notes 10b and 10c)	$1,901,177	$-	$-	$1,901,177
Shares issued for acquisition of Rotoblock Inc.	$-	$-	$(138)	$(138)

- See Accompanying Notes -

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

1. CONTINUED OPERATIONS

Organization

Rotoblock Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A., on March 22, 2004. Rotoblock Inc., the Company’s wholly owned Canadian subsidiary, was incorporated under the Canada Business Corporations Act on September 2, 2003.

Development Stage Activities

The Company has entered into an Option Agreement to acquire the rights to develop and market a new type of patented oscillating piston engine.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

Going Concern

Since inception, the Company has incurred losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business and, as disclosed in Note 4, will be required to make substantial payments within 13 months to acquire the patents. Since its inception, the Company has funded operations through common stock issuances and debt in order to meet its strategic objectives.

The Company plans to continue to fund its operations and to finance the acquisition of patents through common stock issuances and debt. However, there can be no assurance that the Company will be able to obtain sufficient funds to complete the acquisition of the patents and continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Basis of Consolidation

These consolidated financial statements include the accounts of the Company from the date of reverse acquisition on March 30, 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation on September 2, 2003. All inter-company balances and transactions have been eliminated on consolidation.

b) Fiscal Period

The Company’s fiscal year ends on April 30.

c) Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

e) Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

f) Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

g) Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life (in years)
Office and computer equipment	5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

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

i) Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. Dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

i) Assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii) Equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

j) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

k) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, accounts payable and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

l) Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, accounts payable, interest payable, and amounts due to related party. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s existence and survival presently depends on its acquisition of certain patents (Note 4).

m) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

n) Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, the United States, as declared in the accompanying statement of operations.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

o) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

q) Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at April 30, 2006. The Company has incurred net losses and has no potentially dilutive common shares; therefore, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

r) Research and Development

Research and development costs are expensed as incurred.

s) Patents

The Company accounts for patent costs in accordance with SFAS No. 142 - “Goodwill and Other Intangible Assets." In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 - “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 4).

t) Recent Accounting Standards

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

t) Recent Accounting Standards - Continued

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

t) Recent Accounting Standards - Continued

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

3. ACQUISITION OF ROTOBLOCK INC.

Effective March 30, 2004, Rotoblock Corporation acquired all the issued common shares of Rotoblock Inc., a Canadian development stage company, by the issuance of 15,000,000 common shares. As the former shareholders of Rotoblock Inc. owned the majority of the issued capital of Rotoblock Corporation and Rotoblock Corporation is in the development stage, the transaction has been treated for accounting purposes as a purchase of the net assets of Rotoblock Corporation.

Rotoblock Corporation had a net asset deficiency at the purchase date and, therefore, the 15,000,000 common shares issued in exchange for the net assets were issued at a fair value of $Nil with the net asset deficiency of $138 charged to deficit.

The following summarized the assets acquired and liabilities assumed:

Current Assets	$149,862
Current Liabilities	(150,000)

Net Asset Deficiency	$(138)

Under this method of accounting, these financial statements include the accounts of Rotoblock Inc. from inception and the accounts of Rotoblock Corporation from the date of acquisition.

4. PATENTS

On September 15, 2003, the Company, through its subsidiary, entered into an option agreement to purchase certain patents for a product known as “Oscillating Piston Engine.” Under the terms of the option agreement, the Company is required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid $8,745), and $1,500,000 in cash by June 2, 2007.

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of April 30, 2006.

Patent costs to date	$108,745
Accumulated depreciation	-

$108,745

There has been no depreciation recorded to date.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

5. JOINT VENTURE AGREEMENT

On January 27, 2006, the Company signed a letter of intent for a joint venture agreement with Apollo Energy Systems, Inc. This joint venture would be formed for the purpose of developing Hybrid Electric Car Technology. All administrative and legal costs would be shared and an operational cost sharing plan will be developed based on partner contribution. During the year, no significant activities occurred in the joint venture.

6. PROPERTY AND EQUIPMENT

Details are as follows:

	Cost	Accumulated Depreciation	Write-off of equipment	Net Book Value April 30, 2006	Net Book Value April 30, 2005
Office and computer equipment	$13,838	$3,968	$9,870	$-	$10,914

During the year, management was relocated to California, and the office and computer equipment was written down.

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

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

8. RELATED PARTY BALANCES AND TRANSACTIONS

During the year, the Company paid $19,073 (2005 - $61,516) in consulting fees to two former directors of the Company, which are included in research and development expenses.

In addition, four current directors received, in total, share purchase warrants with a fair value of $492,719, two former directors received, in total, share purchase warrants with a fair value of $779,977, and the current president received share purchase warrants with a fair value of $93,582.

At April 30, 2006, an amount of $597 (2005 - $34,585) is due to a former director for consulting fees and expenses paid on behalf of the Company.

The Company purchased certain inventory from an unrelated party in the amount of $177,204 (Note 10a) on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company.

9. INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $92,503, which may be carried forward until 2012 - 2016 and used to reduce taxable income of future years. At April 30, 2006, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $761,875, which begin expiring fiscal 2024 - 2026.

Details of future income tax assets:

Future income tax assets:	April 31, 2006	April 30, 2005
Non-capital tax loss	$414,158	$126,500
Valuation allowance	(414,158)	(126,500)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

10.	SHARE CAPITAL
a)	Common Stock

During the 2004 fiscal year, the Company issued 15,000,000 shares in connection with the acquisition of the net assets of Rotoblock Inc. (Note 3). These shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

During the 2005 fiscal year, the Company completed its initial offering of 10,000,000 Units at $0.05 per Unit. Each Unit consists of one share of common stock and one-half common stock purchase warrant. Each one whole common stock purchase warrant will entitle the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of two years from the date of this offering.

During the 2006 fiscal year, the Company completed a private placement of 548,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to the Company were $143,441.

During the 2006 fiscal year, the Company issued 40,000 shares for exercised warrants with an option price of $0.25 per share. The total proceeds to the Company were $10,000.

During the 2006 fiscal year, the Company entered into a contract with an unrelated party for the purchase of certain inventory for a related party in exchange of 611,048 shares valued at $0.29 per share for a total value of $177,204 (Note 8).

During the 2006 fiscal year, the Company issued 2,418,130 shares for services valued at $753,877. Of this amount, $488,700 was expensed during the year and the remaining $265,177 was classified as prepaid expense, which will be expensed as incurred during the subsequent period.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

10.	SHARE CAPITAL - Continued

Details of the shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Computer and IT
August 24, 2005	50,000	19,000	0.38	Public relations
August 24, 2005	25,000	9,500	0.38	Investor relations
August 24, 2005	300,000	114,000	0.38	Legal
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Accounting
September 28, 2005	104,171	29,168	0.28	Investor relations
September 29, 2005	100,000	25,000	0.25	Consulting
September 29, 2005	150,000	37,500	0.25	Consulting*
October 27, 2005	327,586	95,000	0.29	Investor relations
October 28, 2005	99,360	24,840	0.25	Rent
November 1, 2005	50,000	14,000	0.28	Public relations
November 1, 2005	125,000	35,000	0.28	Consulting
November 2, 2005	80,000	23,200	0.29	Consulting
November 14, 2005	100,000	50,000	0.50	Printing
January 12, 2006	250,000	37,500	0.15	Consulting
January 12, 2006	16,667	2,500	0.15	Legal
January 25, 2006	68,287	21,169	0.31	Commission bonus
February 7, 2006	22,059	7,500	0.34	Consulting
Total	2,418,130	$ 753,877

* Shares issued for services from related parties.

At April 30, 2006, there were no common stock purchase options outstanding.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

10. SHARE CAPITAL - Continued

b) Share Purchase Warrants

During the year, the Company issued a total of 9,502,160 new incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees. The Company estimated the fair value of all warrants to be $1,901,177 on the issue date which has been expensed during the current year.

Details of warrants are as follows:

	Number of warrants	Weighted average exercise price per share
Warrants outstanding, April 30, 2005	5,000,000	$0.50
Warrants granted	9,502,160*	0.42
Warrants exercised	(40,000)	0.25
Warrants cancelled	-
Warrants outstanding, April 30, 2006	14,462,160	$0.45

* Of this, 6,900,000 warrants were granted to related parties.

As at April 30, 2006, the following share purchase warrants were outstanding:

Warrants	Number	Price per Share	Expiry Date

	5,000,000	$0.50	November 26, 2006
	2,000,000	$0.50	August 11, 2007
	1,125,000	$0.50	August 23, 2007
	3,000,000	$0.50	August 24, 2007
	250,000	$0.50	September 28, 2007
	1,154	$0.50	November 29, 2007
	125,000	$0.50	December 5, 2007
	1,006	$0.50	December 23, 2007
	2,960,000	$0.25	January 12, 2011
	14,462,160

At April 30, 2006, all warrants are fully vested.

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

10. SHARE CAPITAL - Continued

c) Consulting Expense - Stock-Based Compensation

The fair value of each warrant issued is estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	134-141%
Risk-free interest rate	4.04-4.42%
Expected life of options	2.0-5.0 years

Warrant pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate; therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s share purchase warrants.

d) Restricted Common Shares

During the year, the Company issued a total of 3,617,338 common shares. Of these, 3,555,279 shares were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at year end, a total of 28,617,338 common shares were outstanding. Of these, 18,555,279 shares were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	SUPPLEMENTARY CASH FLOW INFORMATION

	Year Ended April 30, 2006	Year Ended April 30, 2005	Period from Commencement of Operations September 2, 2003 to April 30, 2006
Interest paid	$200	$11,162	$11,362
Income taxes paid	$-	$-	$-

46

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in U.S. Dollars)

12. SUBSEQUENT EVENTS

Subsequent to April 30, 2006, the Company made a private placement to an unrelated party by issuing 114,286 restricted common shares, valued at $24,000.

The Company entered into a one-year consulting agreement with an unrelated party for the assistance in locating real estate properties for lease and purchase. A total of 24,513 common shares were issued, valued at $4,658.

The Company also entered into a three-month marketing consulting agreement with an unrelated party by issuing 150,000 common shares, valued at $28,500.

The Company entered into an Engine Development and License Agreement with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil, which Obvio ! will be incorporating the Oscillating Piston Engine (“OPE”) into their vehicles. The parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. The Company will grant the unrelated party with the license for the OPE technology for $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receiving the $5,000,000 from the Obvio !, the Company will also receive royalties of $100 per vehicle sold that incorporated the OPE technology.