Form 10QSB
period 2006-07-31
Rotoblock CORP
filed 2006-09-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __to__

Commission File Number: 333-116324

ROTOBLOCK CORPORATION
(Exact name of Registrant as specified in its charter)

                                            Nevada                     20-08987999
---------------------------         -----------------
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization     Identification No.)

300 B Street
Santa Rosa, California 95401 (707) 578-5220
----------------------------------------------------------------------------------------
(Address of principal executive (Registrant's telephone number, offices) including area code)

None
------------------------------------------------------------------------------------------
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

We had a total of 28,906,137 shares of common stock issued and outstanding at July 31, 2006.

Transitional Small Business Disclosure Format: Yes    No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2006, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

ROTOBLOCK CORPORATION
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

ROTOBLOCK CORPORATION (A Development Stage Company)

Interim Consolidated Balance Sheets
(Stated in U.S. Dollars)

ASSETS	July 31, 2006 (Unaudited)	April 30, 2006 (Audited)
Current
Cash	$14,216	$1,884
Accounts receivable	196	686
Prepaid expenses	198,574	266,546
	212,986	269,116
Patents (Note 4)	108,745	108,745
	$321,731	$377,861

LIABILITIES
Current
Accounts payable	$405	$6,608
Accrued liabilities	28,291	20,874
Due to related party (Note 7)	590	597
Interest payable (Note 6)	11,705	11,705
	40,991	39,784

Continued Operations (Note 1)

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and fully paid:
28,906,137 common shares (April 30, 2006 - 28,617,338) (Note 9)	28,906	28,617
Additional paid-in capital	3,552,615	3,495,746
Accumulated Comprehensive Loss	(4,253)	(4,253)
Deficit - accumulated during the development stage	(3,296,528)	(3,182,033)
	280,740	338,077
	$321,731	$377,861

ROTOBLOCK CORPORATION (A Development Stage Company)

Interim Consolidated Statement of Changes in Stockholders’ Equity
(Stated in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Number of Common Shares		Par Value

Shares issued for cash	7,000,000	$-	$534	$-	$-	$534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued and outstanding as a result of the acquisition of net assets of Rotoblock Inc. (Note 3)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 3)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 3)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Loss for the period	-	-	-	-	(108,443)	(108,443)
Balance - April 30, 2004 (Audited)	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash (Note 9a)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Loss for the year	-	-	-	-	(306,193)	(306,193)
Balance - April 30, 2005 (Audited)	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash (Note 9a)	548,160	548	142,893	-	-	143,441
Shares issued for services (Note 9a)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory (Notes 7 and 9a)	611,048	611	176,593	-	-	177,204
Shares issued for exercised warrants (Note 9a)	40,000	40	9,960	-	-	10,000
Consulting expense - stock-based compensation (Notes 9b and 9c)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Loss for the year	-	-	-	-	(2,767,259)	(2,767,259)
Balance - April 30, 2006 (Audited)	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash (Note 9a)	114,286	114	23,886	-	-	24,000
Shares issued for services (Note 9a)	174,513	175	32,983	-	-	33,158
Foreign currency translation adjustment	-	-	-	-	-	-
Loss for the period	-	-	-	-	(114,495)	(114,495)
Balance - July 31, 2006 (Unaudited)	28,906,137	$28,906	$3,552,615	$(4,253)	$(3,296,528)	$280,740

ROTOBLOCK CORPORATION (A Development Stage Company)

Interim Consolidated Statements of Operations
(Stated in U.S. Dollars) (Unaudited)

	For the Three Months Ended July 31, 2006	For the Three Months Ended July 31, 2005	For the period from Commencement of Operations (September 2, 2003) to July 31, 2006
Expenses
Consulting fees	$32,457	$5,000	$377,974
Consulting expense - stock-based compensation (Notes 9b and 9c)	-	-	1,901,177
Depreciation	-	731	3,968
Foreign exchange loss (gain)	195	-	1,545
Interest	136	200	15,340
Investor relations	36,461	-	134,981
Listing, filing and transfer agent fees	2,169	13,874	23,458
Office and sundry	2,861	5,283	40,576
Professional fees	11,329	10,631	133,197
Public relations and shareholder information	20,870	-	65,100
Rent	6,236	5,464	57,580
Research and development	424	39,686	314,262
Travel and promotion	1,357	6,563	40,158
Total Expenses	114,495	87,432	3,109,316
Loss for the Period from Operations	(114,495)	(87,432)	(3,109,316)
Other Items
Write-off of property and equipment	-	-	(9,870)
Write-off of related party receivable (Note 7)	-	-	(177,204)
Loss for the Period	$(114,495)	$(87,432)	$(3,296,390)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	28,770,230	25,000,000

Comprehensive Loss
Loss for the period	$(114,495)	$(87,432)	$(3,296,390)
Foreign currency translation adjustment	-	(1,923)	(4,253)
Total Comprehensive Loss	$(114,495)	$(89,355)	$(3,300,643)

Comprehensive Loss per Share	$(0.00)	$(0.00)

ROTOBLOCK CORPORATION (A Development Stage Company)

Interim Consolidated Statements of Cash Flows
(Stated in U.S. Dollars) (Unaudited)

	For the Three Months Ended July 31, 2006	For the Three Months Ended July 31, 2005	For the period From Commencement of Operations (September 2, 2003) to July 31, 2006
Operating Activities
Loss for the period	$(114,495)	$(87,432)	$(3,296,390)
Items not involving an outlay of cash:
Non-cash interest	-	-	11,705
Depreciation	-	731	3,968
Shares for services (Note 9a)	33,158	-	521,858
Consulting expense - stock-based compensation (Notes 9b and 9c)	-	-	1,901,177
Write-off of property and equipment	-	-	9,870
Write-off of related party receivable (Note 7)	-	-	177,204
	(81,337)	(86,701)	(670,608)
Change in non cash items:
Accounts receivable	490	(728)	(196)
Prepaid expenses	67,972	(295)	66,603
Accounts payable	(6,203)	39,256	405
Accrued liabilities	7,417	(4,590)	28,291
	(11,661)	(53,058)	(575,505)
Investing Activities
Purchase of equipment	-	-	(13,838)
Deficiency of purchase of net assets	-	-	(138)
Purchase of patents	-	-	(108,745)
	-	-	(122,721)
Financing Activities
Issuance of common stock	24,000	-	706,105
Issuance of shares for warrants exercised	-	-	10,000
Advances payable	-	30	-
Due to related party	(7)	5,423	590
	23,993	5,453	716,695

Foreign Exchange Effect on Cash	-	(1,923)	(4,253)

Net Increase (Decrease) in Cash	12,332	(49,528)	14,216
Cash - Beginning of period	1,884	51,860	-
Cash - End of Period	$14,216	$2,332	$14,216

Supplemental Schedule of Non-cash Investing and Financing Activities
Shares issued for services (Note 9a)	$33,158	$-	$787,035
Shares issued for inventory (Notes 7 and 9a)	$-	$-	$177,204
Consulting expense - stock-based compensation (Notes 9b and 9c)	$-	$-	$1,901,177
Shares issued for acquisition of Rotoblock Inc.	$-	$-	$(138)

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

1.	CONTINUED OPERATIONS

Organization

Rotoblock Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A., on March 22, 2004. Rotoblock Inc., the Company’s wholly owned Canadian subsidiary, was incorporated under the Canada Business Corporations Act on September 2, 2003.

Development Stage Activities

The Company has entered into an Option Agreement to acquire the rights to develop and market a new type of patented oscillating piston engine (Note 4).

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

Going Concern

Since inception, the Company has incurred losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business and, as disclosed in Note 4, will be required to make substantial payments within 10 months to acquire the patents. Since its inception, the Company has funded operations through common stock issuances and debt in order to meet its strategic objectives.

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

If the going concern assumption were not appropriate for these interim consolidated financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company’s significant accounting policies.

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006.

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

Rotoblock Corporation had a net asset deficiency at the purchase date; therefore, the 15,000,000 common shares issued in exchange for the net assets were issued at a fair value of $Nil with the net asset deficiency of $138 charged to deficit.

The following summarized the assets acquired and liabilities assumed:

Current Assets	$149,862
Current Liabilities	(150,000)

Net Asset Deficiency	$(138)

Under this method of accounting, these consolidated financial statements include the accounts of Rotoblock Inc. from inception and the accounts of Rotoblock Corporation from the date of acquisition.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

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

In addition, the Company agreed to contract the vendor of the patents for services to be provided at a rate of $250 per day for a minimum of 150 days within the first 36 months of operations. The services have not yet been provided as of July 31, 2006.

Patent costs to date	$108,745
Accumulated depreciation	-
$108,745

There has been no depreciation recorded to date.

5. JOINT VENTURE AGREEMENTS

a)
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

b)
On July 18, 2006, the Company entered into an Engine Development and License Agreement with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil. Obvio ! will be incorporating the Oscillating Piston Engine (“OPE”) into their vehicles. The parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. The Company will grant the unrelated party with the license for the OPE technology for $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receiving the $5,000,000 from the Obvio !, the Company will also receive royalties of $100 per vehicle sold that incorporated the OPE technology.

6. LOAN PAYABLE

On March 30, 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by November 30, 2004. During the 2005 fiscal year, the principal portion of the loan was paid out in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

7. RELATED PARTY BALANCES AND TRANSACTIONS

During the 2006 fiscal year, four current directors received, in total, share purchase warrants with a fair value of $492,719, two former directors received, in total, share purchase warrants with a fair value of $779,977, and the current president received share purchase warrants with a fair value of $93,582.

During the 2006 fiscal year, the Company purchased certain inventory from an unrelated party in the amount of $177,204 (Note 9a) on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company.

At July 31, 2006, an amount of $590 (2005 - $40,008) is due to a former director for consulting fees and expenses paid on behalf of the company.

8. INCOME TAX

The Company has incurred non-capital losses for Canadian tax purposes of approximately $449,299, which may be carried forward until 2012 - 2017 and used to reduce taxable income of future years. At July 31, 2006, the Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $946,052, which begin expiring fiscal 2024 - 2027.

Details of future income tax assets:

Future income tax assets:	July 31, 2006	April 30, 2006
Non-capital tax loss	$451,951	$414,158
Valuation allowance	(451,951)	(414,158)
	$-	$-
The potential future tax benefits of these losses have not been recognized in these interim consolidated financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

9.	SHARE CAPITAL
a)	Common Stock

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

During the 2006 fiscal year, the Company approved a new class of stock purchase warrant. The warrant will entitle the holder to purchase one share of common stock at a price of $0.25 per share for a period of five years from the date of issuance.

During the 2006 fiscal year, the Company completed a private placement of 548,160 common shares valued between $0.14 and $0.36 per share. Total proceeds to the Company were $143,441.

During the 2006 fiscal year, the Company issued 40,000 shares for exercised warrants with an option price of $0.25 per share. The total proceeds to the Company were $10,000.

During the 2006 fiscal year, the Company entered into a contract with an unrelated party for the purchase of certain inventory for a related party in exchange of 611,048 shares valued at $0.29 per share for a total value of $177,204 (Note 7).

During the 2006 fiscal year, the Company issued 2,418,130 shares for services valued at $753,877. Of this amount, $89,335 was expensed during the period ($488,700 in fiscal 2006) and the remaining $175,842 was classified as prepaid expense, which will be expensed as incurred during the subsequent periods.

During the period, the Company made a private placement to an unrelated party by issuing 114,286 restricted common shares, valued at $24,000. Restricted shares are subject to a one year holding period as defined by Rule 144 of the United States Securities Act of 1933.

During the period, the Company entered into a one-year consulting agreement with an unrelated party for the assistance in locating real estate properties for lease and purchase. A total of 24,513 common shares were issued, valued at $4,658. Of this amount, $1,586 was expensed during the period and the remaining $3,072 was classified as prepaid expense, which will be expensed as incurred during the subsequent periods.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

9.	SHARE CAPITAL - Continued

During the period, the Company also entered into a three-month marketing consulting agreement with an unrelated party by issuing 150,000 common shares, valued at $28,500. Of this amount, $10,210 was expensed during the period, and the remaining $18,290 was classified as prepaid expense, which will be expensed as incurred during the subsequent periods.

Details of the shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Computer and IT
August 24, 2005	50,000	19,000	0.38	Public relations
August 24, 2005	25,000	9,500	0.38	Investor relations
August 24, 2005	300,000	114,000	0.38	Legal
August 24, 2005	250,000	95,000	0.38	Consulting*
August 24, 2005	25,000	9,500	0.38	Accounting
September 28, 2005	104,171	29,168	0.28	Investor relations
September 29, 2005	100,000	25,000	0.25	Consulting
September 29, 2005	150,000	37,500	0.25	Consulting*
October 27, 2005	327,586	95,000	0.29	Investor relations
October 28, 2005	99,360	24,840	0.25	Rent
November 1, 2005	50,000	14,000	0.28	Public relations
November 1, 2005	125,000	35,000	0.28	Consulting
November 2, 2005	80,000	23,200	0.29	Consulting
November 14, 2005	100,000	50,000	0.50	Printing
January 12, 2006	250,000	37,500	0.15	Consulting
January 12, 2006	16,667	2,500	0.15	Legal
January 25, 2006	68,287	21,169	0.31	Commission bonus
February 7, 2006	22,059	7,500	0.34	Consulting
June 28, 2006	24,513	4,658	0.19	Consulting
June 29, 2006	150,000	28,500	0.19	Public relations
Total	2,592,643	$ 787,035

* Shares issued for services from related parties.

At July 31, 2006, there were no common stock purchase options outstanding.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

9. SHARE CAPITAL - Continued

b) Share Purchase Warrants

During the 2006 fiscal year, the Company issued a total of 9,502,160 new incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees. The Company estimated the fair value of all warrants to be $1,901,177 on the issue date which has been expensed during the current year.

Details of warrants are as follows:
	Number of warrants	Weighted average exercise price per share
Warrants outstanding, April 30, 2006*	14,462,160	$0.45
Warrants granted	-
Warrants exercised	-
Warrants cancelled	-
Warrants outstanding, July 31, 2006	14,462,160	$0.45

* Of this, 6,900,000 warrants were granted to related parties.

As at July 31, 2006, the following share purchase warrants were outstanding:

Warrants	Number	Price per Share	Expiry Date

	5,000,000	$0.50	November 26, 2006
	2,000,000	$0.50	August 11, 2007
	1,125,000	$0.50	August 23, 2007
	3,000,000	$0.50	August 24, 2007
	250,000	$0.50	September 28, 2007
	1,154	$0.50	November 29, 2007
	125,000	$0.50	December 5, 2007
	1,006	$0.50	December 23, 2007
	2,960,000	$0.25	January 12, 2011
	14,462,160

At July 31, 2006, all warrants are fully vested.

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

9. SHARE CAPITAL - Continued

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

d) Restricted Common Shares

During the period, the Company issued a total of 288,799 (3,617,338 in fiscal 2006) common shares. Of these, 114,286 (3,555,279 in fiscal 2006) shares were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at July 31, 2006, a total of 28,906,137 common shares were outstanding. Of these, 18,669,565 shares were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

10.	SUPPLEMENTARY CASH FLOW INFORMATION

		Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Period from Commencement of Operations September 2, 2003 to July 31, 2006
Interest paid	$		$200	$11,362
Income taxes paid		$-	$-	$-

ROTOBLOCK CORPORATION
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

July 31, 2006

(Stated in U.S. Dollars)
(Unaudited)

11. SUBSEQUENT EVENTS

Subsequent to the period, the Company provided a legal retainer to an unrelated party for SEC counsel services. A total of 33,333 common shares were issued, valued at $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended July 31, 2006 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $114,495 for the three months ended July 31, 2006, as compared to $87,432 for the three months ended July 31, 2005. The increase for the period ended July 31, 2006 was mainly attributed to approximately $57,000 spent on investor and public relations. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended July 31, 2006 was $114,495, or $0.00 per share, as compared to a total comprehensive loss of $89,335, or $0.00 per share, for the three month period ended July 31, 2005. We have incurred a total comprehensive loss of $3,300,643 from the date of incorporation on September 2, 2003 to July 31, 2006.

There was no cash provided by investing activities for the three month period ended July 31, 2006.

Cash provided by financing activities for the three month period ended July 31, 2006 was $23,993, consisting of $24,000 received in connection with a private placement sale of 114,286 shares of restricted common stock to an unrelated third party.

During the period, we entered into a three-month marketing consulting agreement with an unrelated third party and issued 150,000 shares of restricted common stock, valued at $28,500, as compensation for the services.

During the period, we also entered into a one-year consulting agreement with an unrelated third party for assistance in locating real estate properties for lease and/or purchase. We issued a total of 24,513 shares of our restricted common stock, valued at $4,658, as compensation for these services.

At July 31, 2006, there were no common stock purchase options outstanding.

At July 31, 2006, the following share purchase warrants were fully vested, issued and outstanding:

Warrants	Number	Price per Share	Expiration Date

	5,000,000	$0.50	November 26, 2006
	2,000,000	$0.50	August 11, 2007
	1,125,000	$0.50	August 23, 2007
	3,000,000	$0.50	August 24, 2007
	250,000	$0.50	September 28, 2007
	1,154	$0.50	November 29, 2007
	125,000	$0.50	December 5, 2007
	1,006	$0.50	December 23, 2007
	2,960,000	$0.25	January 12, 2011
	14,462,160

At July 31, 2006, we had a total of 28,906,137 shares of common stock issued and outstanding, 18,669,565 of which were restricted securities, as defined under Rule 144 of the Securities Act of 1933, as amended.

Subsequent to the period ended July 31, 2006, we provided a legal retainer to an unrelated third party for securities counsel services by issuing 33,333 shares of restricted common stock, valued at $5,000.

Liquidity and Capital Resources

We expect our current cash in the bank of $14,216, plus monies we expect to receive from exercise of warrants during the ensuing year to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at July 31, 2006, was $280,740.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next nine months.

Plan of Operation

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

On July 18, 2006, we entered into an Engine Development and License Agreement (“Agreement”) with Obvio! Automotoveiculos S.A. , a Brazilian corporation with headquarters in Rio de Janeiro (“Obvio!”). Obvio! is a developer and manufacturer of high-safety and high performance microsports automobiles. Obvio! is in the process of manufacturing two automobile models, the Obvio!828 and the Obvio!012 for which it is considering using our Oscillating Piston Engine (“OPE”) technology.

The Agreement provides for a non-exclusive joint venture for the purpose of developing a new generation of OPE suitable for hybrid vehicle applications. Under the Agreement, we granted Obvio! with a non-exclusive license for the OPE technology in consideration of the payment by Obvio! of $5,000,000, payable in $500 installments for each OPE installed or sold. Upon completion of the payment of the full $5,000,000, Obvio! will then pay a royalty to us in the amount of $100 for each Obvio! vehicle sold with incorporates the OPE technology.

We are in the development stage; have not yet generated any revenues and have sustained net losses of $3,300,643 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The unaudited financial statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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
31.1 Sec. 302 Certification of Principal Executive Officer
31.2 Sec. 302 Certification of Principal Financial Officer
32.1 Sec. 906 Certification of Principal Executive Officer
32.2 Sec. 906 Certification of Principal Financial Officer

B) There was 1 report on Form 8-K filed during the three months ended July31, 2006, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

SIGNATURES

In accordance with the requirements of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rotoblock Corporation

Date: September 14, 2006                 /s/ Matthias Heinze
                         By: Matthias Heinze, President and Chief Executive Officer

Date: September 14, 2006                 /s/ Thomas M. Howard
                         By: Thomas M. Howard, Treasurer, Chief Financial Officer and Prinicipal Accounting Officer