Form 10QSB
period 2006-10-31
Rotoblock CORP
filed 2006-12-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __to__

Commission File Number: 333-116324

ROTOBLOCK CORPORATION
(Exact name of Registrant as specified in its charter)

                    Nevada                                                                                     20-08987999
                                                     (State or other jurisdiction of incorporation                                                 (I.R.S. Employee
                                                             or organization)                                                                                   Identification No.)

300 B Street
Santa Rosa, California 95401  (707) 578-5220
(Address of principal executive (Registrant's telephone number, offices) including area code)

None
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

We had a total of 29,008,470 shares of common stock issued and outstanding at October 31, 2006.

Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2006, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Unaudited)
31 October 2006

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 October 2006	As at 30 April 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,226	1,884
Accounts receivable	198	686
Prepaid expenses	126,558	266,546

	130,982	269,116

Patents (Note 3)	108,745	108,745

	239,727	377,861
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	28,270	27,482
Due to related party (Note 6)	597	597
Interest payable	11,705	11,705

	40,572	39,784

Stockholders’ equity
Capital stock (Note 8)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 October 2006 - 29,008,470 common shares, par value $0.001
30 April 2006 - 28,617,338 common shares, par value $0.001	29,008	28,617
Additional paid-in capital	3,613,723	3,495,746
Accumulated comprehensive loss	(4,246)	(4,253)
Deficit, accumulated during the development stage	(3,439,330)	(3,182,033)

	199,155	338,077

	239,727	377,861
Nature and Continuance of Operations (Note 1) Commitments (Note 10) Subsequent Events (Note 12)

On behalf of the Board:

/s/ “Matthias Heinze”  Director  /s/ “Thomas Howard”  Director

See Notes to Consolidated Financial Statements

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the six month period ended 31 October 2006	For the six month period ended 31 October 2005
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	3,252,118	117,802	2,019,281	257,297	2,106,713

Net loss before other items	(3,252,118)	(117,802)	(2,019,281)	(257,297)	(2,106,713)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	(9,893)	-	(9,893)
Write-off of related party receivable	(177,204)	-	-	-	-

Loss for the period	(3,439,330)	(117,802)	(2,029,174)	(257,297)	(2,116,606)

Basic and diluted loss per common share		(0.004)	(0.076)	(0.009)	(0.082)

Weighted average number of common shares used in per share calculations		28,945,209	26,402,675	28,857,720	25,701,337

Comprehensive loss
Loss for the period	(3,439,330)	(117,802)	(2,029,174)	(257,297)	(2,116,606)
Foreign currency translation adjustment	(4,246)	7	(2,172)	7	(4,095)

Comprehensive loss	(3,443,576)	(117,795)	(2,031,346)	(257,290)	(2,120,701)

Comprehensive loss per common share		(0.004)	(0.077)	(0.009)	(0.083)

See Notes to Consolidated Financial Statements

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2006	For the six month period ended 31 October 2006	For the six month period ended 31 October 2005
	$	$	$

Cash flows from operating activities
Loss for the period	(3,439,192)	(257,297)	(2,116,606)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 7 and 11)	50,000	50,000	-
Depreciation	3,968	-	1,021
Non-cash interest	11,705	-	-
Shares issued for services (Notes 7, 8 and 11)	673,056	184,356	483,959
Stock-based compensation (Notes 8 and 11)	1,901,177	-	1,503,362
Write-off of property and equipment	9,870	-	9,893
Write-off of related party receivable (Notes 7, 8 and 11)	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(198)	488	(2,256)
(Increase) decrease in prepaid expenses	(1,369)	-	10,450
Increase (decrease) in accounts payable and accrued liabilities	28,270	788	(97)

	(585,509)	(21,665)	(110,274)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of net assets	(138)	-	-
Purchase of patents	(108,745)	-	-

	(122,721)	-	-
Cash flows from financing activities
Common shares issued for cash	706,105	24,000	100,000
Warrants exercised	10,000	-	-
Advances payable	-	-	1,637
Increase (decrease) in due to related party	597	-	(34,585)

	716,702	24,000	67,052

Foreign exchange effect on cash	(4,246)	7	(4,095)

Increase (decrease) in cash and cash equivalents	4,226	2,342	(47,317)

Cash and cash equivalents, beginning of period	-	1,884	51,860

Cash and cash equivalents, end of period	4,226	4,226	4,543

Supplemental Disclosures with Respect to Cash Flows (Note 11)

See Notes to Consolidated Financial Statements

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 8)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 8)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 8)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 8)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 8)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 8)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered ($0.16 per share) (Note 8)	276,846	277	44,091	-	-	44,368
Contribution to capital by related parties - services (Notes 7 and 11)	-	-	50,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	7	-	7
Net loss for the period	-	-	-	-	(257,297)	(257,297)

Balance at 31 October 2006	29,008,470	29,008	3,613,723	(4,246)	(3,439,330)	199,155

See Notes to Consolidated Financial Statements

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the six month period ended 31 October 2006	For the six month period ended 31 October 2005
	$	$	$	$	$

Consulting fees (Notes 8 and 11)	408,743	30,769	425,248	63,226	430,248
Depreciation	3,968	-	290	-	1,021
Foreign exchange (gain) loss	1,545	-	1,173	195	1,173
Interest	15,463	123	338	259	538
Investor relations	143,878	8,897	34,846	45,358	46,554
Listing, filing and transfer agent fees	25,658	2,200	1,853	4,369	4,019
Management fees (Notes 7 and 11)	50,000	25,000	-	50,000	-
Office and sundry	41,866	1,290	5,664	4,151	10,947
Professional fees	141,023	7,826	25,091	19,155	35,722
Public relations and shareholder information	100,561	35,461	-	56,331	-
Rent	63,816	6,236	5,381	12,472	10,845
Research and development	314,262	-	7,866	424	47,552
Stock-based compensation	1,901,177	-	1,503,362	-	1,503,362
Travel and entertainment	40,158	-	8,169	1,357	14,732

	3,252,118	117,802	2,019,281	257,297	2,106,713

See Notes to Consolidated Financial Statements

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

1.	Nature and Continuance of Operations

Rotoblock Corporation (the “Company”) was incorporated under the laws of the State of Nevada on 22 March 2004.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to develop and market a new type of patented oscillating piston engine. No revenue has been derived during the organization period and our planned principle operations have not commenced.

The Company’s financial statements as at 31 October 2006 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $257,297 for the six month period ended 31 October 2006 (31 October 2005 - $2,116,606) and has working capital of $90,410 at 31 October 2006 (30 April 2006 - working capital of $229,332).

On 30 March 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rotoblock Inc., a Canadian corporation, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 15,000,000 common shares in exchange for the 7,200,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc. Effective 30 March 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

Immediately after the acquisition, the management of Rotoblock Inc. took control of the board and office positions of the Company, constituting a change of control. Because the former owners of Rotoblock Inc. gained control of the Company, the transaction would normally have been considered a purchase by Rotoblock Inc. However, since the Company was not a business, the transaction was not considered to be a business combination, and the transaction was accounted for as a recapitalization of Rotoblock Inc. and the issuance of stock by Rotoblock Inc. for the assets and liabilities of the Company. The value of the net assets of the Company acquired by Rotoblock Inc. was the same as their historical book value, being a deficiency of $138.

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada. The accompanying financial statements are the historical financial statements of Rotoblock Inc.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

At 31 October 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 October 2006, and for the each of the three month and six month periods ended 31 October 2006 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month periods ended 31 October 2006 are not necessarily indicative of the results that may be expected for the year ending 30 April 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 30 April 2006.
Basis of Consolidation

These consolidated financial statements include the accounts of the Company from the date of reverse acquisition on March 30, 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation on September 2, 2003. All inter-company balances and transactions have been eliminated on consolidation (Note 1).

Fiscal Period

The Company’s fiscal year ends on April 30.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, accounts payable, interest payable, and amounts due to related party. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s existence and survival presently depends on its acquisition of certain patents (Note 3).

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss
1
2  SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.
3
Long lived assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No.144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company must periodically assess it proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Research and Development

Research and development costs are expensed as incurred.

Patents

The Company accounts for patent costs in accordance with SFAS No. 142 - “Goodwill and Other Intangible Assets." In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 - “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 October 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending April 30, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on May 1, 2008. The Company is currently reviewing the impact of this statement.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

3.	Patents

On 15 September 2003, the Company entered into an option agreement (the “Option”) to purchase certain patents related to the Oscillating Piston Engine (the “OPE Patents”). Under the terms of the Option, the Company is required to pay $100,000 in cash by 31 May 2004 (paid) plus interest at the rate of 24% per annum calculated from 31 January 2004 until the $100,000 cash was paid (total interest paid - $8,745), and $1,500,000 in cash by 2 June 2007.

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE.

	Balance at 31 October 2006	Balance at 30 April 2006
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Joint Venture Agreements

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended 31 October 2006.

On 18 July 2006, the Company entered into an Engine Development and License Agreement (the “License Agreement”) with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil. Pursuant to the terms of the License Agreement the parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. The Company will grant Obvio ! with a license for OPE technology in consideration of $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receipt of $5,000,000 form Obvio !, the Company will receive royalties of $100 per vehicle sold that incorporates OPE technology. According to the terms of the License Agreement, the Company has committed to:

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

i)	keep the OPE patents in good standing and ensure that maintenance fees are paid in a timely manner (Note 3); and

ii)	exercise the Option for all patents on or before 31 May 2007 or negotiate an extension.

No significant activities occurred in the joint venture during the period ended 31 October 2006.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended 31 October 2006.

6.	Due to Related Party

As at 31 October 2006, the amount in due to a related party consists of $597 (31 April 2006 - $597) payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

7.	Related Party Transactions

  During the six month period ended 31 October 2006, officers and directors of the Company made contributions to capital for management fees $50,000 (31 October 2005 -   $Nil, cumulative - $50,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 30 April 2006, the Company issued 2,750,000 share purchase warrants to officers and directors of the Company with fair value of $680,621. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 11 August 2007 (Note 8).

During the year ended 30 April 2006, the Company issued 1,650,000 share purchase warrants to officers and directors of the Company with fair value of $368,566. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 24 August 2007 (Note 8).

During the year ended 30 April 2006, the Company issued 2,500,000 share purchase warrants to officers and directors of the Company with fair value of $317,068. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 12 January 2011.

During the year ended 30 April 2006, the Company purchased inventory from an unrelated party in the amount of $177,204 on behalf of a related company with two directors in common. The Company issued 611,048 common shares to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company (Note 8).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

8.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc. (Note 1). Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering. As at 31 October 2006, 5,000,000 share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 31 October 2006, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 7).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $150,793 was expensed during the period ended 31 October 2006 (31 October 2005 - $483,959; Cumulative - $639,493) and the remaining $114,384 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

vii.
During the six month period ended 31 October 2006, the Company issued 33,333 common shares for legal services valued at $5,000. Of this amount, $405 was expensed during the period, and the remaining $4,595 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

viii.
During the six month period ended 31 October 2006, the Company issued 69,000 common shares valued at $6,210. Of this amount, $Nil was expensed during the period, and the remaining $6,210 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

ix.
During the six month period ended 31 October 2006, the Company issued 114,286 restricted common shares at a price of $0.21 per share. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

x.	During the six month period ended 31 October 2006, the Company issued 24,513 common shares at a price of $0.19 per share for consulting services.

xi.	During the six month period ended 31 October 2006, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services.

Details of common shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
19 October 2006	69,000	6,210	0.09	Consulting
	2,694,976	798,245

*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 October 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	5,000,000	0.07
Warrants	0.50	2,000,000	0.78
Warrants	0.50	1,125,000	0.81
Warrants	0.50	3,000,000	0.81
Warrants	0.50	250,000	0.91
Warrants	0.50	1,154	1.08
Warrants	0.50	125,000	1.09
Warrants	0.50	1,006	1.14
Warrants	0.25	2,960,000	4.20

		14,462,160

The following is a summary of warrant activities during the six month periods ended 31 October 2006 and 2005:
	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 April 2005	5,000,000	0.50

Granted	6,375,000	0.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2005	11,375,000	0.50

Weighted average fair value of warrants granted during the six month period ended 31 October 2005		0.23

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Outstanding and exercisable at 1 April 2006	14,462,160	0.45

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2006	14,462,160	0.45

Weighted average fair value of warrants granted during the six month period ended 31 October 2006		-

The weighted average grant date fair value of warrants issued during the six month period ended 31 October 2006, amounted to $Nil per warrant (31 October 2005 - $0.23 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 October 2006	As at 31 October 2005

Risk free interest rate	4.04 - 4.42%	4.04%
Expected life	2.0 - 2.5 years	2.0 years
Annualized volatility	134 - 141%	141%
Expected dividends	-	-

Restricted Common Shares

During the six month period ended 31 October 2006, the Company issued 391,132 common shares (31 October 2005 - 2,771,117 common shares). Of these, 114,286 common shares (31 October 2006 - 2,771,117 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As act October 31, 2006, a total of 29,008,470 common shares are outstanding. Of these, 18,669,565 are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2006. There are no current or deferred tax expenses for the period ended 31 October 2006 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2006	For the six month period ended 31 October 2005
	$	$

Deferred tax asset attributable to:
Current operations	84,908	698,480
Contributions to capital by related party - expenses	(16,500)	-
Stock-based compensation	-	(655,185)
Less: Change in valuation allowance	(68,408)	(42,665)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 October 2006 and 30 April 2006 is as follows:

	As at 30 October 2006	As at 30 April 2006 (Audited)
	$	$

Net operating loss carry forward	1,061,675	854,378

Statutory federal income tax rate	33%	33%
Effective income tax rate	0%	0%

Deferred tax asset	482,577	414,158
Less: Valuation allowance	(482,577)	(414,158)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

 As at 31 October 2006, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,382 that are available to offset future taxable    income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2017.

As at 31 October 2006, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,038,770 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2027.

10. Commitments

The Company has outstanding commitments with respect to the License Agreement (Note 5).
11. Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2006	For the six month period ended 31 October 2006	For the six month period ended 31 October 2005
	$	$	$

Cash paid during the year for interest	11,362	-	200
Cash paid during the year for income taxes	-	-	-

        During the six month period ended 31 October 2006, officers and directors of the Company made contributions to capital for management fees of $50,000 (2005 - $Nil; cumulative - $50,000) (Note 7).

During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $150,793 was expensed during the period ended 31 October 2006 (31 October 2005 - $483,959; Cumulative - $639,493) and the remaining $114,384 was classified as prepaid expense, which will be expensed as services are received in subsequent periods (Note 8).

During the six month period ended 31 October 2006, the Company issued 33,333 common shares for legal services valued at $5,000. Of this amount, $405 was expensed during the period, and the remaining $4,595 was classified as prepaid expense, which will be expensed as legal services are received in subsequent periods (Note 8).

During the six month period ended 31 October 2006, the Company issued 69,000 common shares valued at $6,210. Of this amount, $Nil was expensed during the period, and the remaining $6,210 was classified as prepaid expense, which will be expensed as services are received in subsequent periods (Note 8).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2006

During the six month period ended 31 October 2006, the Company issued 24,513 common shares at a price of $0.19 per share for consulting services (Note 8).

During the six month period ended 31 October 2006, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services (Note 8).

During the year ended 30 April 2006, the Company purchased inventory from an unrelated party in the amount of $177,204 on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At April 30, 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company (Notes 7 and 8).

12. Subsequent Events

The following events occurred subsequent to 31 October 2006:

i.
The Company entered into a consulting agreement with an unrelated party for a period of one year. The Company agreed to issue 800,000 restricted common shares valued at $96,000 pursuant to the contract.

ii.
The Company entered into a consulting agreement with an unrelated party for a period of one year. The Company agreed to issue 75,000 restricted common shares valued at $30,000 pursuant to the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended October 31, 2006 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $117,802 for the three months ended October 31, 2006, as compared to $2,019,281 for the three months ended October 31, 2005. The largest difference was an increase for the period ended October 31, 2005 of $1,503,362 in stock-based compensation issued, as compared to $Nil for the period ended October 31, 2006. In addition, consulting fees decreased substantially from $425,248 during the period ended October 31, 2005 to $30,769 for the period ended October 31, 2006. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended October 31, 2006 was $117,795, or ($0.004) per share, as compared to a total comprehensive loss of $2,031,346, or ($0.077) per share, for the three month period ended October 31, 2005. We have incurred a total comprehensive loss of $3,443,576 from the date of incorporation on September 2, 2003 to October 31, 2006.

There was no cash provided by investing activities for the six month period ended October 31, 2006.

During the six month period ended October 31, 2006, we issued 33,333 shares of common stock for legal services, valued at $5,000; 69,000 shares of common stock, valued at $6,210; 24,513 shares of common stock at a price of $0.19 per share for consulting services; 150,000 shares of common stock at a price of $0.19 per share for marketing services; and 114,286 restricted shares of common stock at a price of $0.21 per share.

At October 31, 2006, there were a total of 11,502,160 share purchase warrants issued and exercisable at $0.50 per share and a total of 2,960,000 exercisable at $0.25 per share.

The weighted average grant date fair value of warrants issued during the six month period ended October 31, 2006, amounted to $Nil per warrant, as compared to October 321, 2005 of $0.23 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 October 2006	As at 31 October 2005

Risk free interest rate	4.04 - 4.42%	4.04%
Expected life	2.0 - 2.5 years	2.0 years
Annualized volatility	134 - 141%	141%
Expected dividends	-	-

During the six month period ended October 31, 2006, our officers and directors made contributions to capital for management fees in the amount of $50,000, as compared to $Nil for the six month period ended October 2005.

Subsequent to October 31, 2006, we entered into a consulting agreement with an unrelated party for a period of one year, wherein we agreed to issue 800,000 restricted common shares valued at $96,000 pursuant to the contract. In addition, we entered into a second consulting agreement with an unrelated party for a period of one year, wherein we agreed to issue 75,000 restricted common shares valued at $30,000 pursuant to the contract.

Liquidity and Capital Resources

We expect our current cash in the bank of $4,226, plus monies we expect to receive from exercise of warrants during the ensuing year to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at October 31, 2006, was $199,155.

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

We have acquired the prototype engine and certain rights to the patents from the inventor and engineering team through an Option Agreement that gives us the rights to further develop the engine to the point where it can successfully be marketed and sold. We do not currently own all of the intellectual property or patents related to the OPE and the underlying technology and the proceeds of our current offering will not provide us with enough capital to buy these intellectual property and patent rights. On September 15, 2003, we entered into an option agreement (the “Option”) to purchase certain patents related to the Oscillating Piston Engine (the “OPE Patents”). Under the terms of the Option, we were required to pay $100,000 in cash by 31 May 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745), and an additional $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven (37) months. Pursuant to the terms of the amended agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE.

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

On August 28, 2006, we entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended October 31, 2006.

We are in the development stage; have not yet generated any revenues and have sustained net losses of $3,439,330 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The unaudited financial statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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
31.1 Sec. 302 Certification of Principal Executive Officer
31.2 Sec. 302 Certification of Principal Financial Officer
32.1 Sec. 906 Certification of Principal Executive Officer
32.2 Sec. 906 Certification of Principal Financial Officer

B) There were two reports on Form 8-K filed for the period ended October 31, 2006 and one subsequent to the period end, filed on December 6, 2006, all of which can be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

SIGNATURES

In accordance with the requirements of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rotoblock Corporation

/s/ Matthias Heinze
By: Matthias Heinze,  President and Chief Executive Officer            Date: December 14, 2006

/s/ Thomas M. Howard
By: Thomas M. Howard, Treasurer, Chief Financial Officer
and Prinicipal Accounting Officer                                        Date: December 14, 2006