Form 10QSB
period 2007-01-31
Rotoblock CORP
filed 2007-03-19
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007

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

We had a total of 30,269,503 shares of common stock issued and outstanding at January 31, 2007.

Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2006, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2007	As at 30 April 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	1,496	1,884
Accounts receivable	187	686
Prepaid expenses	156,526	266,546

	158,209	269,116

Patents (Note 3)	108,745	108,745

	266,954	377,861
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	27,771	27,482
Due to related party (Note 6)	10,564	597
Interest payable	11,705	11,705

	50,040	39,784

Stockholders’ equity
Capital stock (Note 8)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 January 2007 - 30,269,503 common shares, par value $0.001
30 April 2006 - 28,617,338 common shares, par value $0.001	30,269	28,617
Additional paid-in capital	4,187,712	3,495,746
Accumulated comprehensive loss	(4,253)	(4,253)
Deficit, accumulated during the development stage	(3,996,814)	(3,182,033)

	216,914	338,077

	266,954	377,861

Nature and Continuance of Operations (Note 1) Commitments (Note 10) Subsequent Event (Note 12)

On behalf of the Board:

/s/ “Matthias Heinze”  Director  /s/ “Thomas Howard”  Director

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2007	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006	For the nine month period ended 31 January 2007	For the nine month period ended 31 January 2006
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	3,809,602	557,484	388,702	814,781	2,495,415

Net loss before other items	(3,809,602)	(557,484)	(388,702)	(814,781)	(2,495,415)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	(9,893)
Write-off of related party receivable	(177,204)	-	-	-	-

Loss for the period	(3,996,814)	(557,484)	(388,702)	(814,781)	(2,505,308)

Basic and diluted loss per common share		(0.02)	(0.01)	(0.03)	(0.09)

Weighted average number of common shares used in per share calculations		29,807,422	28,363,802	29,177,017	2,505,308

Comprehensive loss
Loss for the period	(3,996,814)	(557,484)	(388,702)	(814,781)	(2,505,308)
Foreign currency translation adjustment	(4,253)	(7)	2,219	-	(1,876)

Comprehensive loss	(4,001,067)	(557,491)	(386,483)	(814,781)	(2,507,184)

Comprehensive loss per common share		(0.02)	(0.01)	(0.03)	(0.09)

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2007	For the nine month period ended 31 January 2007	For the nine month period ended 31 January 2006
	$	$	$

Cash flows from operating activities
Loss for the period	(3,996,814)	(814,781)	(2,505,308)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 7 and 11)	75,000	75,000	-
Depreciation	3,968	-	1,021
Non-cash interest	11,705	-	-
Shares issued for services (Notes 7, 8 and 11)	778,627	289,927	435,728
Stock-based compensation (Notes 8 and 11)	2,315,888	414,711	1,901,177
Write-off of property and equipment	9,870	-	9,893
Write-off of related party receivable (Notes 7, 8 and 11)	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(187)	499	6,703
(Increase) decrease in prepaid expenses	(1,369)	-	10,450
Increase in accounts payable and accrued liabilities	27,771	289	5,308

	(598,337)	(34,355)	(135,028)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-

	(122,583)	-	-
Cash flows from financing activities
Common shares issued for cash	706,105	24,000	125,441
Warrants exercised	10,000	-	-
Deposits received in advance	-	-	15,000
Advances payable	-	-	1,704
Increase (decrease) in due to related party	10,564	9,967	(34,585)

	726,669	33,967	107,560

Foreign exchange effect on cash	(4,253)	-	(1,876)

Increase (decrease) in cash and cash equivalents	1,496	(388)	(29,344)

Cash and cash equivalents, beginning of period	-	1,884	51,860

Cash and cash equivalents, end of period	1,496	1,496	22,516

Supplemental Disclosures with Respect to Cash Flows (Note 11)

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 8)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 8)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 8)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 8)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 8)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 8)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered (Note 8)	1,537,879	1,538	178,369	-	-	179,907
Contribution to capital by related parties - services (Notes 7 and 11)	-	-	75,000	-	-	75,000
Stock-based compensation (Note 8)	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(814,781)	(814,781)

Balance at 31 January 2007	30,269,503	30,269	4,187,712	(4,253)	(3,996,814)	216,914

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2007	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006	For the nine month period ended 31 January 2007	For the nine month period ended 31 January 2006
	$	$	$	$	$

Consulting fees (Notes 7 and 11)	444,926	36,183	(106,301)	99,409	323,947
Depreciation	3,968	-	-	-	1,021
Foreign exchange (gain) loss	1,545	-	(1,633)	195	(460)
Interest	15,638	175	349	434	887
Investor relations	143,878	-	26,340	45,358	72,894
Listing, filing and transfer agent fees	27,468	1,810	1,770	6,179	5,789
Management fees (Notes 7 and 11)	75,000	25,000	-	75,000	-
Office and sundry	42,061	191	4,412	4,346	15,359
Professional fees	196,042	55,019	25,275	74,174	60,997
Public relations and shareholder information	109,567	9,006	22,636	65,337	26,718
Rent	79,205	15,389	6,528	27,861	17,373
Research and development	314,258	-	5,327	420	52,879
Stock-based compensation	2,315,888	414,711	397,815	414,711	1,901,177
Travel and entertainment	40,158	-	6,184	1,357	16,834

	3,809,602	557,484	388,702	814,781	2,495,415

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

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

The Company’s financial statements as at 31 January 2007 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $814,781 for the nine month period ended 31 January 2007 (31 January 2006 - $2,505,308) and has working capital of $108,169 at 31 January 2007 (30 April 2006 - $229,332).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

At 31 January 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 January 2007, and for the each of the three month and nine month periods ended 31 January 2007 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month periods ended 31 January 2007 are not necessarily indicative of the results that may be expected for the year ending 30 April 2007.

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
31 January 2007

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
31 January 2007

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
31 January 2007

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
31 January 2007

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
31 January 2007

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.
2.	Patents

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
31 January 2007

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE.

	Balance at 31 January 2007	Balance at 30 April 2006
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Joint Venture Agreements

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended 31 January 2007.

On 18 July 2006, the Company entered into an Engine Development and License Agreement (the “License Agreement”) with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil. Pursuant to the terms of the License Agreement the parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. The Company will grant Obvio ! with a license for OPE technology in consideration of $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receipt of $5,000,000 from Obvio !, the Company will receive royalties of $100 per vehicle sold that incorporates OPE technology. According to the terms of the License Agreement, the Company has committed to:

i)	keep the OPE patents in good standing and ensure that maintenance fees are paid in a timely manner (Note 3); and

ii)	exercise the Option for all patents on or before 31 May 2007 or negotiate an extension.

No significant activities occurred in the joint venture during the period ended 31 January 2007.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended 31 January 2007.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

5.	Due to Related Party

As at 31 January 2007, the amount in due to a related party consists of $564 (30 April 2006 - $597) payable to a former director and stockholder of the Company and $10,000 payable to a stockholder of the Company (30 April 2006 - $Nil). These balances are non-interest bearing, unsecured, and have no fixed terms of repayment.

6.	Related Party Transactions

During the nine month period ended 31 January 2007, the Company issued 2,500,000 share purchase warrants to officers and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011 (Note 8).

During the nine month period ended 31 January 2007, officers and directors of the Company made contributions to capital for management fees $75,000 (31 January 2006 - $Nil, cumulative - $75,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

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

7.	Capital Stock

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering. As at 31 January 2007, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 31 January 2007, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 7).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $202,064 was expensed during the period ended 31 January 2007 (31 January 2006 - $435,728; Cumulative - $690,764) and the remaining $63,113 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

vii.
During the nine month period ended 31 January 2007, the Company issued 33,333 common shares for legal services valued at $5,000. Of this amount, $2,992 was expensed during the period, and the remaining $2,008 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

viii.	During the nine month period ended 31 January 2007, the Company issued 57,820 common shares valued at $5,782. Of this amount, $5,782 was expensed during the period.

ix.	During the nine month period ended 31 January 2007, the Company issued 69,000 common shares valued at $6,210. Of this amount, $6,210 was expensed during the period.

x.
During the nine month period ended 31 January 2007, the Company issued 114,286 restricted common shares at a price of $0.21 per share. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.	During the nine month period ended 31 January 2007, the Company issued 24,513 common shares at a price of $0.19 per share for consulting services.

xii.	During the nine month period ended 31 January 2007, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services.

xiii.	During the nine month period ended 31 January 2007, the Company issued 75,000 common shares at a price of $0.10 per share for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

xiv.
During the nine month period ended 31 January 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $16,833 was expensed during the period, and the remaining $79,167 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

xv.	During the nine month period ended 31 January 2007, the Company issued 192,363 common shares valued at $15,389. Of this amount, $15,389 was expensed during the period.

xvi.	During the nine month period ended 31 January 2007, the Company issued 135,850 common shares valued at $10,868. Of this amount, $Nil was expensed during the period.

xvii.
During the nine month period ended 31 January 2007, the Company issued 2,500,000 share purchase warrants to officer and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011.

xviii.
During the nine month period ended 31 January 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009.

xix.
During the nine month period ended 31 January 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Details of common shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
19 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting

Total	3,956,009	933,784

*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 January 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	0.53
Warrants	0.50	1,125,000	0.56
Warrants	0.50	3,000,000	0.56
Warrants	0.50	250,000	0.66
Warrants	0.50	1,154	0.83
Warrants	0.50	125,000	0.85
Warrants	0.50	1,006	0.90
Warrants	0.25	2,960,000	3.95
Warrants	0.15	2,500,000	3.95

		11,962,160

The following is a summary of warrant activities during the nine month periods ended 31 January 2007 and 2006:
	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 April 2005	5,000,000	0.50

Granted	9,502,160	0.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2006	14,502,160	0.50

Weighted average fair value of warrants granted during the nine month period ended 31 January 2006		0.23

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Outstanding and exercisable at 1 April 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 31 January 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the nine month period ended 31 January 2007		0.09

The weighted average grant date fair value of warrants issued during the nine month period ended 31 January 2007, amounted to $0.09 per warrant (31 January 2006 - $0.23 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 January 2007	As at 31 January 2006

Risk free interest rate	4.04 - 4.82%	4.04 - 4.42%
Expected life	2.0 - 5.0 years	2.0 - 5.0 years
Annualized volatility	117 - 141%	134 - 141%
Expected dividends	-	-

Restricted Common Shares

During the nine month period ended 31 January 2007, the Company issued 1,652,165 common shares (31 January 2006 - 3,495,279 common shares). Of these, 989,286 common shares (31 January 2006 - 3,495,279 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 January 2007, a total of 30,269,503 common shares are outstanding. Of these, 19,544,565 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2007. There are no current or deferred tax expenses for the period ended 31 January 2007 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2007	For the nine month period ended 31 January 2006
	$	$

Deferred tax asset attributable to:
Current operations	269,105	319,000
Contributions to capital by related party - expenses	(24,750)	-
Stock-based compensation	(136,855)	-
Less: Change in valuation allowance	(107,500)	(319,000)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 January 2007 and 30 April 2006 is as follows:

	As at 31 January 2007	As at 30 April 2006 (Audited)
	$	$

Net operating loss carry forward	1,605,926	854,378

Statutory federal income tax rate	33%	33%
Effective income tax rate	0%	0%

Deferred tax asset	538,945	414,158
Less: Valuation allowance	(538,945)	(414,158)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

As at 31 January 2007, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,459 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2017.

As at 31 January 2007, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,156,467 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2027.

10. Commitments

i.	The Company has outstanding commitments with respect to the License Agreement (Note 5).

ii.
On 10 November 2006 the Company entered into an agreement with Econ Corporate Services, Inc. for consulting services. The Company is committed to issues shares equivalent to $2,500 US Funds on a quarterly basis for a period of one year effective on the date of the agreement.

11. Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 January 2007	For the nine month period ended 31 January 2007	For the nine month period ended 31 January 2006
	$	$	$

Cash paid during the year for interest	11,362	-	200
Cash paid during the year for income taxes	-	-	-

During the nine month period ended 31 January 2007, officers and directors of the Company made contributions to capital for management fees of $75,000 (2005 - $Nil; cumulative - $75,000) (Note 7).

During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $202,064 was expensed during the period ended 31 January 2007 (31 January 2006 - $435,728; Cumulative - $690,764) and the remaining $63,113 was classified as prepaid expense, which will be expensed as services are received in subsequent periods (Note 8).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

During the nine month period ended 31 January 2007, the Company issued 33,333 common shares for legal services valued at $5,000. Of this amount, $2,992 was expensed during the period, and the remaining $2,008 was classified as prepaid expense, which will be expensed as legal services are received in subsequent periods (Note 8).

During the nine month period ended 31 January 2007, the Company issued 57,820 common shares valued at $5,782. Of this amount, $5,782 was expensed during the period (Note 8).

During the nine month period ended 31 January 2007, the Company issued 69,000 common shares valued at $6,210. Of this amount, $6,210 was expensed during the period (Note 8).

During the nine month period ended 31 January 2007, the Company issued 24,513 common shares at a price of $0.19 per share for consulting services (Note 8).

During the nine month period ended 31 January 2007, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services (Note 8).

During the nine month period ended 31 January 2007, the Company issued 75,000 common shares at a price of $0.10 per share for consulting services (Note 8).

During the nine month period ended 31 January 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $16,833 was expensed during the period, and the remaining $79,167 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods (Note 8).

During the nine month period ended 31 January 2007, the Company issued 192,363 common shares valued at $15,389. Of this amount, $15,389 was expensed during the period (Note 8).

During the nine month period ended 31 January 2007, the Company issued 135,850 common shares valued at $10,868. Of this amount, $Nil was expensed during the period (Note 8).

During the nine month period ended 31 January 2007, the Company issued 2,500,000 share purchase warrants to officer and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011 (Note 8).

During the nine month period ended 31 January 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009 (Note 8).

During the nine month period ended 31 January 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009 (Note 8).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

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

12. Subsequent Event

The following event occurred subsequent to 31 January 2007:

The Company entered into a public relations agreement with an unrelated party for a period of three months under which the Company has agreed to issue 93,750 restricted common shares of the Company valued at $7,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended January 31, 2006 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $557,484 for the three months ended January 31, 2007, as compared to $388,702 for the three months ended January 31, 2006. The largest increase was attributed to management fees payable to a related party in the amount of $25,000, as compared to $Nil for the three months ended January 31, 2006. In addition, professional fees increased by approximately $30,000 for the period ended January 31, 2007. The balance of the expenses consisted of general operating expenses, including research and development expenses, and accounting fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our total comprehensive loss for the three month period ended January 31, 2007 was $557,491, or ($0.02) per share, as compared to a total comprehensive loss of $386,483, or ($0.01) per share, for the three month period ended January 31, 2006. We have incurred a total comprehensive loss of $4,001,067 from the date of incorporation on September 2, 2003 to January 31, 2007.

There was no cash provided by investing activities for the six month period ended January 31, 2007.

During the nine month period ended January 31, 2007, we issued 33,333 shares of common stock for legal services, valued at $5,000; 57,820 shares of common stock, valued at $5,782; 69,000 shares of common stock, valued at $6,210; 24,513 shares of common stock at a price of $0.19 per share for consulting services; 150,000 shares of common stock at a price of $0.19 per share for marketing services; 75,000 shares of common stock at a price of $0.10 per share for consulting services; 800,000 shares of common stock at a price of $0.12 per share for public relations services; 192,363 shares of common stock, valued at $15,389; 135,850 shares of common stock, valued at $10,868; and 114,286 restricted shares of common stock at a price of $0.21 per share.

During the nine month period ended January 31, 2007, we issued a total of 2,500,000 share purchase warrants to our officers and directors, valued at $219,824. Each purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.15 until December 7, 2011.

At January 31, 2007, there were a total of 11,502,160 share purchase warrants issued and exercisable at $0.50 per share; a total of 2,960,000 share purchase warrants issued and exercisable at $0.25 per share; and a total of 2,500,000 share purchase warrants issued and exercisable at $0.1 per share.

The weighted average grant date fair value of warrants issued during the nine-month period ended January 31, 2006, amounted to $0.09 per warrant, as compared to January 31, 2007 of $0.23 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 January 2007	As at 31 January 2006

Risk free interest rate	4.04 - 4.82%	4.04 - 4.42%
Expected life	2.0 - 5.0 years	2.0-5.0 years
Annualized volatility	117 - 141%	134 - 141%
Expected dividends	-	-

During the nine month period ended January 31, 2007, our officers and directors made contributions to capital for management fees in the amount of $75,000, as compared to $Nil for the nine month period ended January 31, 2006.

Subsequent to January 31, 2007, we entered into a Public relations agreement with an unrelated third party for a period of three months whereby we agreed to issue 93,750 restricted shares of our common stock, valued at $7,500.

Liquidity and Capital Resources

We expect our current cash in the bank of $1,496, plus monies we expect to receive from exercise of warrants during the ensuing year to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans; however, there we cannot guarantee that the funds will be sufficient. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at January 31, 2007, was $216,914.

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

On January 27, 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended January 31, 2007.

We are in the development stage; have not yet generated any revenues and have sustained net losses of $3,996,814 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The unaudited financial statements as of January 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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
31.1 Sec. 302 Certification of Principal Executive Officer
31.2 Sec. 302 Certification of Principal Financial Officer
32.1 Sec. 906 Certification of Principal Executive Officer
32.2 Sec. 906 Certification of Principal Financial Officer

B) There were two reports on Form 8-K filed for the period ended January 31, 2007, both of which can be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-116324.

SIGNATURES

In accordance with the requirements of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Rotoblock Corporation

Date: March 17, 2007    /s/ Matthias Heinze
       By: Matthias Heinze, President and Chief Executive Officer

Date: March 17, 2007     /s/ Thomas M. Howard
       By: Thomas M. Howard,  Treasurer, Chief Financial Officer and Prinicipal Accounting Officer