Form 10KSB
period 2007-04-30
Rotoblock CORP
filed 2007-07-31
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10K-SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2007

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number:  333-116324

ROTOBLOCK CORPORATION
(Name of Small Business Issuer In Its Charter)

Nevada                                                                                 20-08987999
(State or other jurisdiction                                                  (I.R.S. Employer
of incorporation or organization                                             Identification No.)

300 B Street, Santa Rosa, CA.                 95401
(Address of principal executive offices)      (Zip Code)

(707) 578-5220
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended April 30, 2007.

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES______ NO___X____

As of April 30, 2007, there were 30,440,886 shares of the Registrant's $0.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant (10,806,571 shares), computed by reference to the closing price on July 27, 2007 ($0.0261 per share), is $281,946.58.

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

PART I
Item 1. Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are currently in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $4,045,615, since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern.

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

For a consideration of US$100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned Subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for US$1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007). On 25 October 2006, we negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE.

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

We are continuing our research, development and testing efforts until we are certain we have completed the best, most efficient model. This goal will be considered to be reached when the engine demonstrates a power to weight ratio of 2:1. We are hopeful this can be achieved within the 36 months granted in the option to use the technology underlying the patents.

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
This patent covers
applications for the OPE as
a power source to power
helicopters.

Under the terms of the Option Agreement, exercised on May 31, 2004 with the payment of $100,000, plus accrued interest in the amount of $8,745, and $1,500,000 in cash by June 2, 2007, we were granted the rights to further develop, test, sub-license and market the engine, which we intend to do once we have a finished second-generation prototype. Pursuant to the terms of the Agreement, the rights will revert back to Dr. Farrell's Estate if they are not purchased outright within 36 months from the date of exercise of the option.

On 25 October 2006, we negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE.

	Balance at 30 April 2007	Balance at 30 April 2006
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

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

Joint Venture Agreements

On 27 January 2006, we entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended 30 April 2007.

On 18 July 2006, we entered into an Engine Development and License Agreement (the “License Agreement”) with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil. Pursuant to the terms of the License Agreement the parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. Under the terms of the License Agreement, we will grant Obvio ! with a license for OPE technology in consideration of $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receipt of $5,000,000 from Obvio !, the Company will receive royalties of $100 per vehicle sold that incorporates OPE technology. According to the terms of the License Agreement we have committed to:

i)	keep the OPE patents in good standing and ensure that maintenance fees are paid in a timely manner; and

ii)	exercise the Option for all patents on or before 31 May 2007 or negotiate an extension.

No significant activities occurred in the joint venture during the period ended April 30, 2007.

On 28 August 2006, we entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended April 30, 2007.

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

Item 1A. Risk Factors

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

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2007 and 2006, we suffered net losses of $863,582 and $2,767,259, respectively. At April 30, 2007 and 2006, our stockholders' equity was $205,266 and $338,077, respectively. There is no assurance that we can successfully complete our prototype OPE engine or that we will ever generate revenues.

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

We currently have only $1,482 in cash in the bank and no other source of capital has been identified or sought. We are currently seeking alternative sources of funding, including bank loans, exercise of outstanding warrants, additional sales of our equity securities and/or a joint venture partner. If we do find an alternative source of capital, the terms and conditions of acquiring this capital may result in dilution and the resultant lessening of value of the shares of common stock of our stockholders.

If we are not successful in raising sufficient capital through this offering, we will be faced with several options:

1. abandon our business plans, cease operations and go out of business;
2. continue to seek alternative and acceptable sources of capital;
3. bring in additional capital that may result in a change of control; or
4. identify a joint venture candidate with financing sources.

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

We do not currently own the intellectual property underlying the engine's technology, but rather, have an option to us the technology for and additional 37 months, at which time we will have to purchase it outright for $1,500,000. Our business plans are to develop the technology and build a prototype engine that can be sublicensed to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of the warrants sold in this offering to exercise the option. We cannot guarantee that we will ever develop a successful prototype or that, if successfully developed, we will be able to sublicense the rights to any manufacturer for production and sale. As a result, we may never have the funds to purchase the patents, which would result in a total failure of our business and a complete loss of any investment you make in our securities.

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

We have reserved 11,962,160 shares of our Common Stock for issuance upon exercise of outstanding warrants at prices between $0.15 and $0.50 per share.  Any sale into the public market of our Common Stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock. See "Market for the Registrant's Common Stock and Related Stockholder Matters - Market Information."

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own any property. We currently are using office space located at 300 B Street in Santa Rosa, California. The space consists of approximately 1,000sq ft. We currently have a lease agreement with Schellinger Brothers, an unrelated third party, for corporate office space. The lease term is renewable annually. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional space for at least the next 12 months.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Quarter                                                       High Closing Price                Low Closing Price               Fiscal Year End

4th Quarter (2/1/07 - 4/30/07)                                        $0.10                                       $0.03                                     30-Apr-07 *
3rd Quarter (11/1/06- 1/31/07)                                       $0.18                                       $0.12
2nd Quarter (8/1/06 - 10/31/06)                                     $0.10                                       $0.20
1st Quarter (5/1/06 - 7/31/06)                                        $0.28                                       $0.125

4th Quarter (2/1/06 - 4/30/06)                                        $0.44                                       $0.21                                    30-Apr-06 *
3rd Quarter (11/1/05- 1/31/06)                                       $0.46                                       $0.12
2nd Quarter (8/1/05 - 10/31/05)                                     $0.49                                       $0.19
1st Quarter (5/1/05 - 7/31/05)                                        $2.10                                       $0.36

The closing price of the Common Stock as reported by the OTCBB on July 21, 2006, was $0.0261 per share.

Holders

As of July 21, 2007, there were 115 holders of Common Stock, who collectively held 30,440,886 issued and outstanding shares of Common Stock.

Dividends

We did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. We currently have no plans to pay any dividends, although we may do so if our financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans; however, during the year ended April 30, 2007, we issued a total of 2,500,000 incentive share purchase warrants with an exercise price of $0.15 per share to our directors, officers, consultants and employees. The warrants are intended to provide incentives to officers, employees, consultants and advisers (including members of the Board of Directors), who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of our stockholders.

The number of shares reserved for issuance of Common Stock underlying the warrants is the maximum aggregate amount, assuming exercise of all warrants, which were registered by the filing of a Form S-8 registration statement with the SEC; a complete copy of the S-8 can be found on the SEC website at www.sec.gov under our SEC File Number 333-116324.

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

Share Purchase Warrants

During the year ended April 30, 2007, we extended the expiration date on a total of 3,500,000 outstanding warrants to August 2009.

The following share purchase warrants were outstanding at 30 April 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	2.29
Warrants	0.50	1,125,000	0.32
Warrants	0.50	3,000,000	2.32
Warrants	0.50	250,000	0.42
Warrants	0.50	1,154	0.59
Warrants	0.50	125,000	0.60
Warrants	0.50	1,006	0.65
Warrants	0.25	2,960,000	3.71
Warrants	0.15	2,500,000	4.61

		11,962,160

The following is a summary of warrant activities during the years ended 30 April 2007 and 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2005	5,000,000	0.50

Granted	9,502,160	0.50
Exercised	(40,000)	0.25
Expired	-	-

Outstanding and exercisable at 30 April 2006	14,462,160	0.50

Weighted average fair value of warrants granted during the year ended 30 April 2006		0.23

Outstanding and exercisable at 1 May 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

The weighted average grant date fair value of warrants issued during the year ended 30 April 2007, amounted to $0.09 per warrant (30 April 2006 - $0.23 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 30 April 2007	As at 30 April 2006

Risk free interest rate	4.04 - 4.82%	4.04 - 4.42%
Expected life	2.0 - 5.0 years	2.0 - 5.0 years
Annualized volatility	117 - 141%	134 - 141%
Expected dividends	-	-

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities sold during the last fiscal year:

During the 2007 fiscal year, we completed a private placement of 114,286 restricted shares of common stock for $0.21 per share.

During the 2007 fiscal year, we issued a total of 4,127,392 shares for services valued at $945,942. Details of the shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
19 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting

Total	4,127,392	945,942

*Common shares issued for services from related parties.

There were no stock options issued or outstanding at April 30, 2007.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND NFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", “EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

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

Results of Operations

For the year ended April 30, 2007, we incurred a net operating loss of $863,582, as compared to a net loss of $2,767,259 for the year ended April 30, 2006.

We incurred total expenses of $878,582 for the year ended April 30, 2007, as compared to total expenses of $2,580,185 for the year ended April 30, 2006. The majority of the expense was $414,711, the estimated fair value of incentive share purchase warrants issued to directors, officers and employees during the period. A total of $114,935 in consulting fees was paid, none to related parties. A total of $45,358 was paid for investor relations during the period and $96,679 in public relations and preparation and dissemination of shareholder information. A total of $64,562 was paid in professional fees for the year ended April 30, 2007, which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports. Research and development expense was $418 for the year ended April 30, 2007. A total of $100,000 was expensed as the fair market value of management fees for services contributed by our officers and directors during the year ended April 30, 2007. The balance of general and administrative expenses were attributed to miscellaneous office expenses, filing fees, rent, travel and entertainment and day-to-day operating expenses.

During the year ended April 30, 2007, we recovered $15,000 from a related company with two directors in common. This amount relates to the $177,204 previously written off during the year ended April 30, 2006 that we had deemed to be uncollectible.

Liquidity and Capital Resources

We currently have only $1,482 in cash on hand and are seeking sources of funding to continue our operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the year ended April 30, 2007 was $34,000, attributed to $24,000 in private sales of our common stock, $10,000 received from a promissory note payable.

There was no cash used in investing activities for the year ended April 30, 2007.

Our net loss for the year ended April 30, 2007 was $863,582, as compared to a net loss of $2,767,259 for the year ended April 30, 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

On November 9, 2006, our independent auditors, Staley, Okada & Partners, Chartered Accountants, informed us by letter that they had sold their business to PricewaterhouseCoopers LLP and were resigning as our independent auditors.

Since the appointment of Staley, Okada & Partners, Chartered Accountants on May 31, 2005, and all subsequent interim periods through the date of their resignation on November 9, 2006, Staley, Okada & Partners, Chartered Accountants’ reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. The audit report for the fiscal years ended April 30, 2005 and 2006 were modified as to the uncertainty regarding our ability to continue as a going concern because of out status as a development stage company with limited operations. The audited financial statements for the fiscal years ended April 30, 2006 and April 30, 2005 did not include any adjustments that might have resulted from the outcome of this uncertainty. From the date of the appointment on May 31, 2005 through the firm’s resignation, there were no disagreements with Staley, Okada & Partners, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Staley, Okada & Partners, Chartered Accountants' satisfaction, would have caused Staley, Okada & Partners, Chartered Accountants to make reference to the subject matter in connection with its reports and/or reviews of our consolidated financial statements during our most recent fiscal years, or any interim period.

On November 9, 2006, we engaged the services of James Stafford Chartered Accountants, with offices in Vancouver, B.C., Canada, a PCAOB registered firm, as our principal accountant to review, audit and certify our financial statements for the balance of the fiscal year ended April 30, 2007. The decision to appoint James Stafford Chartered Accountants as our principal accounting firm was unanimously approved by written consent of the Board of Directors of Registrant on November 9, 2006.

Item 8a. Controls and Procedures

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

However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended April 30, 2007.

Item 8B. Other Information

None.
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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Matthias Heinze, President, CEO and Director	May, 2006 to present	52
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

Thomas M. Howard, Chief Financial Officer, Principal Accounting Officer and Director	August 11, 2005 to Present	59
For the past five years Mr. Howard has been owner and operator of Thomas M. Howard, CPA. His company specializes in small business consulting, income tax preparations, compilations, reviews, and audits financial statements.

Mariya Petrovska, Secretary and Director	April 18, 2007 to Present	24	Ms. Petrovska was appointed as director and corporate secretary of the company in April 2007 when the former secretary and director, Renay Cude, resigned.
Ching Chen Chan, Director	September 26, 2005 to Present
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

Tony R. Collins, Vice President of Corporate Development and Technology	December 1, 2006 to present	35

Prior to joining the Registrant, Mr. Collins most recently served as President of Merchant West Communications from 2004 to 2006. From 2001 to 2004, Mr. Collins was Corporation Communications Director for Skyline Marketing Group. From 1998 to 2001, Mr. Collins was in senior management positions with Indus Investment Group and Molson Indy Vancouver, respectively. Mr. Collins is a resident of Vancouver, British Columbia, Canada.

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

The following table sets out the compensation received for the fiscal years ended April 30, 2007 and 2006 with respect to each of the individuals who were the Company's chief executive officerS at any time during the last fiscal year and the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION						LONG TERM COMPENSATION
				-		Awards		Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation(4)	Securities Underlying Option/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation ($) = Share Purchase Warrants *
Matthias Heinze, President	2007 2006		0 0	0 0	0 0	0 0	0 0	0 0	500,000 500,000
Thomas M. Howard, Chief Financial Officer, Principal Accounting Officer, Director	2007 2006		0 0	0 0	0 0	0 0	0 0	0 0	500,000 1,000,000
Mariya Petrovska, Secretary and Director	2007	`	0	0	0	0	0	0	0
Renay Cude, Former Secretary and Director	2007 2006		0 0	0 0	0 0	0 0	0 0	0 0	500,000 23,250,000
Steve Schneider, Director	2007 2006		0 0	0 0	0 0	0 0	0 0	0 0	500,000 750,000
Ching Chuen Chan, Director	2007 2006		0 0	0 0	0 0	0 0	0 0	0 0	250,000 150,000
Tony R. Collins, VP of Development	2007		0	0	0	0	0	0	250,000

* During the years ended April 30, 2007 and 2006, officers and directors received share purchase warrants exercisable at per share prices between $0.15 - $0.50 per share, expiring between August 2007 - December 2011.

There are no employment agreements, other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during the year ended April 30, 2006 to the Named Executive Officers.

OPTION/SAR GRANTS IN PREVIOUS YEAR - 2006
INDIVIDUAL GRANTS

Name	Number of	% of Total	Exercise or	Expiration Date
	Securities	Options/SARs	Base Price ($)
	Underlying	Granted to
	Options/SARs	Employees in
	Granted (#)	Fiscal Year
Matthias Heinze	250,000	100%	$0.50	8/23/2007
Matthias Heinze	250,000	100%	$0.25	1/12/2011
Thomas M. Howard	250,000	100%	$0.50	8/23/2007
Thomas M. Howard	750,000	100%	$0.25	1/12/2011
Renay Cude	22,250,000	100%	$0.50	8/11/2007
Renay Cude	250,000	100%	$0.50	8/23/2007
Renay Cude	750,000	100%	$0.25	1/12/2011
Steve Schneider	750,000	100%	$0.25	1/12/2011
Ching Chuen Chan	150,000	100%	$0.50	9/29/2007

The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of
	Exercise (#)		Exercisable/	Unexercised Options/SARs at
			Unexercisable	FY-End ($)
Exercisable/
Unexercisable
- -	Nil	Nil	Nil	Nil

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner	Position(s)
		Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Matthias Heinze	President	250,000	1%
300 B Street
Santa Rosa, CA. 95401

Ching Chen Chan	Director	150,000	1%
300 B Street
Santa Rosa, CA. 95401

Marlin Financial	None	2,000,000	7%
300 B Street
Santa Rosa, CA. 95401

Autodistributors	None	3,390,568	12%
300 B Street
Santa Rosa, CA. 95401
__________________________________________________
Officers and Directors as a Group  (2)                                                                                                                                      400,000                                                                             2%

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

Item 12. Certain Relationships and Related Transactions

At April 30, 2007, a total of $598 was due and payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended April 30, 2007, we recovered $15,000 from a related company with two directors in common. This amount relates to the $177,204, previously written off during the year ended April 30, 2006, that management deemed to be uncollectible from related company.

During the year ended April 30, 2007, we issued 2,500,000 share purchase warrants to our officers and directors; each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 until December 2011.

During the year ended April 30, 2007, officers and directors made contributions to capital for management fees in the amount of $100,000. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended April 30, 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009.

During the year ended April 30, 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009.

Item 13. Exhibits

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
31.2          Sec. 302 Certification of Principal Accounting Officer/CFO
32.1                          Sec. 906 Certification of President
32.2                          Sec. 906 Certification of Principal Accounting Officer/CFO

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2007 were $8,716 and $12,500 for the fiscal year ended April 30, 2006. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended April 30, 2007 were $5,738.

Audit Related Fees

We incurred no fees for the fiscal years ended April 30, 2007 and 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended April 30, 2007 and 2006 were nil.

All Other Fees

We incurred no other fees during the fiscal years ended April 30, 2007 and 2006 for products and services rendered by our principal accountants.

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

                                                                                                                              ROTOBLOCK CORPORATION, Registrant

                                                                                                                    Dated: July 28, 2007    /s/ Matthias Heinze
                                                                                                                                                                       By: Matthias Heinze, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

 /s/ Thomas M. Howard
By: Thomas M. Howard, Treasurer, CFO, Principal Accounting Officer and Director

/s/ Mariya Petrovska
By: Mariya Petrovska, Secretary and Director

   /s/ Ching Chen Chan
By: Ching Chen Chan, Director

ROTOBLOCK CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Stated in U.S. Dollars)

James Stafford James Stafford

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rotoblock Corporation
(A Development Stage Company)

We have audited the consolidated balance sheet of Rotoblock Corporation as at 30 April 2007 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders’ equity for the period from the date of inception on 2 September 2003 through 30 April 2007, except that we did not audit these financial statements for the period from the date of inception on 2 September 2003 through 30 April 2006; those statements were audited by other auditors whose report dated 7 July 2006 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 April 2007 and the results of its operations, its cash flows and its changes in stockholders’ equity for the year then ended and for the period from the date of inception on 2 September 2003 to 30 April 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ James Stafford
Vancouver, Canada Chartered Accountants
23 July 2007

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 30 April
___________________________________________________________________________________________________________________________
	2007	2006
	$	$
Assets

Current
Cash and cash equivalents	1,482	1,884
Accounts receivable	199	686
Prepaid expenses (Notes 10 and 13)	149,818	266,546

	151,499	269,116

Patents (Note 3)	108,745	108,745

	260,244	377,861
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	32,675	27,482
Convertible promissory note payable (Notes 6 and 12)	10,000	-
Due to related party (Note 8)	598	597
Interest payable (Note 5)	11,705	11,705

	54,978	39,784

Stockholders’ equity
Capital stock (Note 10)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 April 2007 - 30,440,886 common shares, par value $0.001
30 April 2006 - 28,617,338 common shares, par value $0.001	30,440	28,617
Additional paid-in capital	4,224,699	3,495,746
Accumulated comprehensive loss	(4,258)	(4,253)
Deficit, accumulated during the development stage	(4,045,615)	(3,182,033)

	205,266	338,077

	260,244	377,861

Nature and Continuance of Operations (Note 1) and Commitments (Note 12)

On behalf of the Board:

“Matthias Heinze”  Director “Thomas Howard”  Director

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________
	For the period from the date of inception on 2 September 2003 to 30 April 2007	For the year ended 30 April 2007	For the year ended 30 April 2006
	$	$	$

Expenses
General and administrative (Schedule 1)	3,873,403	878,582	2,580,185

Net loss before other items	(3,873,403)	(878,582)	(2,580,185)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Write-off of property and equipment	(9,870)	-	(9,870)
(Write-off) recovery of related party receivable (Note 9)	(162,204)	15,000	(177,204)

Net loss for the period	(4,045,615)	(863,582)	(2,767,259)

Basic and diluted loss per common share		(0.03)	(0.10)

Weighted average number of common shares used in per share calculations		29,470,208	27,073,876

Comprehensive loss
Net loss for the period	(4,045,615)	(863,582)	(2,767,259)
Foreign currency translation adjustment	(4,258)	(5)	(950)

Comprehensive loss	(4,049,873)	(863,587)	(2,768,209)

Comprehensive loss per common share		(0.03)	(0.10)

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
____________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 30 April 2007	For the year ended 30 April 2007	For the year ended 30 April 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(4,045,615)	(863,582)	(2,767,259)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 9 and 13)	100,000	100,000	-
Depreciation	3,968	-	1,044
Non-cash interest	11,705	-	-
Shares issued for services (Notes 9, 10 and 13)	796,122	307,424	488,700
Stock-based compensation (Notes 9, 10 and 13)	2,315,888	414,711	1,901,177
Write-off of property and equipment	9,870	-	9,870
Write-off of related party receivable (Notes 9 and 13)	177,204	-	177,204
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(199)	487	6,594
Decrease in prepaid expenses	-	1,369	9,081
Increase in accounts payable and accrued liabilities	32,677	5,193	6,170

	(598,380)	(34,398)	(167,419)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-

	(122,583)	-	-
Cash flows from financing activities
Common shares issued for cash	706,105	24,000	143,441
Warrants exercised	10,000	-	10,000
Advances payable	-	-	(1,060)
Convertible promissory note payable (Notes 6 and 12)	10,000	10,000	-
Increase (decrease) in due to related party (Note 8)	598	1	(33,988)

	726,703	34,001	118,393

Foreign exchange effect on cash	(4,258)	(5)	(950)

Increase (decrease) in cash and cash equivalents	1,482	(402)	(49,976)

Cash and cash equivalents, beginning of period	-	1,884	51,860

Cash and cash equivalents, end of period	1,482	1,482	1,884

Supplemental Disclosures with Respect to Cash Flows (Note 13)

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
___________________________________________________________________________________________________________________________

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 10)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 10)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 10)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 10)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 10)	-	-	1,901,1777	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 10)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered (Notes 10 and 13)	1,709,262	1,709	190,356	-	-	192,065
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	100,000	-	-	100,000
Stock-based compensation (Note 9, 10 and13)	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
___________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 30 April 2007	For the year ended 30 April 2007	For the year ended 30 April 2006
	$	$	$

Consulting fees (Notes 9, 10 and 13)	460,452	114,935	326,517
Depreciation	3,968	-	1,044
Foreign exchange (gain) loss	1,545	195	(371)
Interest	15,744	540	1,082
Investor relations (Notes 10 and 13)	143,878	45,358	98,520
Listing, filing and transfer agent fees	28,583	7,294	11,028
Management fees (Notes 9 and 13)	100,000	100,000	-
Office and sundry	42,387	4,672	18,284
Professional fees	186,430	64,562	83,049
Public relations and shareholder information (Notes 10 and 13)	140,909	96,679	44,230
Rent (Notes 10 and 13)	79,205	27,861	21,321
Research and development	314,256	418	47,331
Stock-based compensation (Notes 10 and 13)	2,315,888	414,711	1,901,177
Travel and entertainment	40,158	1,357	26,973

	3,873,403	878,582	2,580,185

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

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

The Company’s financial statements as at 30 April 2007 and for the years then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $863,582 for the year ended 30 April 2007 (30 April 2006 - $2,767,259) and has working capital of $96,521 at 30 April 2007 (30 April 2006 - $229,332).

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 April 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

At 30 April 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The consolidated financial statements have been prepared as of 30 April 2007, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Basis of consolidation

These consolidated financial statements include the accounts of the Company from the date of reverse acquisition on 30 March 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation on 2 September 2003. All inter-company balances and transactions have been eliminated on consolidation (Note 1).

Fiscal period

The Company’s fiscal year ends on 30 April.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Long lived assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company must periodically assess it proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

         Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders’
         equity  as a  component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS NO. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Research and development

Research and development costs are expensed as incurred.

Patents

The Company accounts for patent costs in accordance with SFAS No. 142 - “Goodwill and Other Intangible Assets.” In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 - “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after 15 November 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 30 April 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The Company is currently reviewing the impact of this statement.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

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

	Balance at 30 April 2007	Balance at 30 April 2006
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Interest Payable

On 30 March 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by 30 November 2004. During the prior fiscal year, the principal portion of the loan was paid out in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender.

6.	Convertible Promissory Note

On 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares by 13 November 2008.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

7.	Joint Venture Agreements

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended 30 April 2007.

On 18 July 2006, the Company entered into an Engine Development and License Agreement (the “License Agreement”) with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil. Pursuant to the terms of the License Agreement the parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications. The Company will grant Obvio ! with a license for OPE technology in consideration of $5,000,000, which will be payable in increments of $500 for each engine installed or sold. Upon receipt of $5,000,000 from Obvio !, the Company will receive royalties of $100 per vehicle sold that incorporates OPE technology. According to the terms of the License Agreement, the Company has committed to:

iii)	keep the OPE patents in good standing and ensure that maintenance fees are paid in a timely manner (Note 3); and

iv)	exercise the Option for all patents on or before 31 May 2007 or negotiate an extension.

No significant activities occurred in the joint venture during the period ended 30 April 2007.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended 30 April 2007.

8.	Due to Related Party

As at 30 April 2007, the amount in due to a related party consists of $598 (30 April 2006 - $597) payable to a former director and stockholder of the Company. These balances are non-interest bearing, unsecured, and have no fixed terms of repayment.

9.	Related Party Transactions

During the year ended 30 April 2007, the Company recovered $15,000 from a related company with two directors in common. This amount relates to the $177,204, previously written off during the year ended 30 April 2006, that management deemed to be uncollectible from related company.

During the year ended 30 April 2007, the Company issued 2,500,000 share purchase warrants to officers and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011 (Note 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

During the year ended 30 April 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009 (Note 10).

During the year ended 30 April 2007, the Company recognized stock compensation expense of $58,413 on the amendment of the expiry date of 1,500,000 warrants issued on 24 August 2005 to 24 August 2009 (Note 10).

    During the year ended 30 April 2007, officers and directors of the Company made contributions to capital for management fees $100,000 (30 April 2006 - $Nil, cumulative -
    $100,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 30 April 2006, the Company issued 2,000,000 share purchase warrants to officers and directors of the Company with fair value of $494,999. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 11 August 2007 (Note 10).

During the year ended 30 April 2006, the Company issued 750,000 share purchase warrants to officers and directors of the Company with fair value of $185,622. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 23 August 2007 (Note 10).

During the year ended 30 April 2006, the Company issued 1,500,000 share purchase warrants to officers and directors of the Company with fair value of $346,853. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 24 August 2007 (Note 10).

During the year ended 30 April 2006, the Company issued 150,000 share purchase warrants to officers and directors of the Company with fair value of $21,713. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 28 September 2007 (Note 10).

During the year ended 30 April 2006, the Company issued 2,500,000 share purchase warrants to officers and directors of the Company with fair value of $317,068. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 12 January 2011 (Note 10).

During the year ended 30 April 2006, the Company purchased inventory from an unrelated party in the amount of $177,204 on behalf of a related company with two directors in common. The Company issued 611,048 common shares to the unrelated party valued at $0.29 per share for a total value of $177,204. At 30 April 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company (Note 8).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________________________________________________________________________

10.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc (Note 1). Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering. As at 30 April 2007, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 30 April 2007, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 9).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $226,098 was expensed during the period ended 30 April 2007 (31 January 2006 - $435,728; Cumulative - $661,826) and the remaining $92,051 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

vii.
During the year ended 30 April 2007, the Company issued 114,286 restricted common shares at a price of $0.21 per share. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.	During the year ended 30 April 2007, the Company issued 24,513 common shares valued at $4,658 for consulting services.

ix.	During the year ended 30 April 2007, the Company issued 150,000 common shares valued at $28,500 for investor relations services.

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $2,992 was expensed during the year, and the remaining $2,008 was classified as prepaid expense which will be expensed as the legal services are received in the subsequent year.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
_____________________________________________________________________________________________________________________________________________

xi.	During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services.

xii.	During the year ended 30 April 2007, the Company issued 69,000 common shares valued at $6,210 for consulting services.

xiii.
During the year ended 30 April 2007, the Company issued 75,000 common shares at a price of $0.10 per share for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933.

xiv.
During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $40,241 was expensed during the year, and the remaining $55,759 was classified as prepaid expense which will be expensed as the public relations services are received in the subsequent year. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933.

xv.	During the year ended 30 April 2007, the Company issued 192,363 common shares valued at $15,389 for rent.

xvi.	During the year ended 30 April 2007, the Company issued 135,850 common shares valued at $10,868 for consulting services.

xvii.
During the year ended 30 April 2007, the Company issued 93,750 common shares valued at $7,500 for public relations. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xviii.	During the year ended 30 April 2007, the Company issued 77,633 common shares valued at $4,658 for consulting services.

xix.
During the year ended 30 April 2007, the Company issued 2,500,000 share purchase warrants to officer and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011.

xx.	During the year ended 30 April 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009.

xxi.	During the year ended 30 April 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
_____________________________________________________________________________________________________________________________________________

Details of common shares issued for services are as follows:

Date Issued	Number of shares	Price	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
19 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting

Total	4,127,392	945,942

*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
___________________________________________________________________________________________________________________________________________

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2007:
	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	0.50	2,000,000	2.29
Warrants	0.50	1,125,000	0.32
Warrants	0.50	3,000,000	2.32
Warrants	0.50	250,000	0.42
Warrants	0.50	1,154	0.59
Warrants	0.50	125,000	0.60
Warrants	0.50	1,006	0.65
Warrants	0.25	2,960,000	3.71
Warrants	0.15	2,500,000	4.61

		11,962,160

The following is a summary of warrant activities during the years ended 30 April 2007 and 2006:
	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at 1 May 2005	5,000,000	0.50

Granted	9,502,160	0.50
Exercised	(40,000)	0.25
Expired	-	-

Outstanding and exercisable at 30 April 2006	14,462,160	0.50

Weighted average fair value of warrants granted during the year ended 30 April 2006		0.23

Outstanding and exercisable at 1 May 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45
Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
___________________________________________________________________________________________________________________________________________

The weighted average grant date fair value of warrants issued during the year ended 30 April 2007, amounted to $0.09 per warrant (30 April 2006 - $0.23 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 30 April 2007	As at 30 April 2006

Risk free interest rate	4.04 - 4.82%	4.04 - 4.42%
Expected life	2.0 - 5.0 years	2.0 - 5.0 years
Annualized volatility	117 - 141%	134 - 141%
Expected dividends	-	-

Restricted Common Shares

During the year ended 30 April 2007, the Company issued 1,823,548 common shares (30 April 2006 - 3,617,338 common shares). Of these, 1,083,036 common shares (30 April 2006 - 3,555,279 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 30 April 2007, a total of 30,440,886 common shares are outstanding. Of these, 19,638,315 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2007. There are no current or deferred tax expenses for the period ended 30 April 2007 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
___________________________________________________________________________________________________________________________________________

The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2007	For the year ended 30 April 2006
	$	$

Deferred tax asset attributable to:
Current operations	293,618	940,868
Contributions to capital by related party - expenses	(34,000)	-
Stock-based compensation	(141,002)	(646,400)
Less: Change in valuation allowance	(118,616)	(294,468)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 30 April 2007 and 2006 is as follows:

	As at 30 April 2007	As at 30 April 2006
	$	$

Net operating loss carry forward	1,629,727	1,280,856

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	554,107	435,491
Less: Valuation allowance	(554,107)	(435,491)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2007, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,629,727 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2027.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________

12. Commitments

i.	The Company has outstanding commitments with respect to the License Agreement (Note 5).

ii.
On 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares by 13 November 2008

iii.
On 10 November 2006 the Company entered into an agreement with Econ Corporate Services, Inc. for consulting services. The Company is committed to issues shares equivalent to $2,500 US Funds on a quarterly basis for a period of one year effective on the date of the agreement.

iv.
On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), and a royalty of $2 per engine on the sale of up to 100,000 OPE. (Note 3)

13. Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 30 April 2007	For the year ended 30 April 2007	For the year ended 30 April 2006
	$	$	$

Cash paid during the year for interest	11,362	-	200
Cash paid during the year for income taxes	-	-	-

During the year ended 30 April 2007, officers and directors of the Company made contributions to capital for management fees of $100,000 (2006 - $Nil; cumulative - $100,000) (Note 9).

During the year ended 30 April 2007, the Company issued 24,513 common shares valued at $4,658 for consulting services (Note 10).

During the year ended 30 April 2007, the Company issued 150,000 common shares valued at $28,500 for investor relations services (Note 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________

During the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $2,992 was expensed during the year, and the remaining $2,008 was classified as prepaid expense which will be expensed as the legal services are received in the subsequent year (Note 10).

During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services (Note 10).

During the year ended 30 April 2007, the Company issued 69,000 common shares valued at $6,210 for consulting services (Note 10).

During the year ended 30 April 2007, the Company issued 75,000 common shares at a price of $0.10 per share for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933 (Note 10).

During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $40,241 was expensed during the year, and the remaining $55,759 was classified as prepaid expense which will be expensed as the public relations services are received in the subsequent year. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933 (Note 10).

During the year ended 30 April 2007, the Company issued 192,363 common shares valued at $15,389 for rent (Note 10).

During the year ended 30 April 2007, the Company issued 135,850 common shares valued at $10,868 for consulting services (Note 10).

During the year ended 30 April 2007, the Company issued 93,750 common shares valued at $7,500 for public relations (Note 10).

During the year ended 30 April 2007, the Company issued 77,633 common shares valued at $4,658 for consulting services (Note 10).

During the year ended 30 April 2007, the Company issued 2,500,000 share purchase warrants to officer and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011 (Note 10).

During the year ended 30 April 2007, the Company recognized stock compensation expense of $78,061 on the amendment of the expiry date of 2,000,000 warrants issued on 11 August 2005 to 11 August 2009 (Note 10).

During the year ended 30 April 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009 (Note 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
_____________________________________________________________________________________________________________________________________________

During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $226,098 was expensed during the period ended 30 April 2007 (31 January 2006 - $435,728; Cumulative - $661,826) and the remaining $92,051 was classified as prepaid expense which will be expensed as the services are received in subsequent periods (Note 10).

During the year ended 30 April 2006, the Company purchased inventory from an unrelated party in the amount of $177,204 on behalf of a related company with two directors in common. 611,048 shares were issued to the unrelated party valued at $0.29 per share for a total value of $177,204. At 30 April 2006, the amount of $177,204 was written off as management deemed the amount to be uncollectible from the related company (Notes 9 and 10).