Form 10QSB
period 2007-07-31
Rotoblock CORP
filed 2007-09-14
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2007

[   ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __to__

Commission File Number: 333-116324

ROTOBLOCK CORPORATION
(Exact name of Registrant as specified in its charter)

                                                                                                                                                                  Nevada                                                                  20-08987999
                                                                                                                                                 (State or other jurisdiction                                                (I.R.S. Employer
of incorporation or organization                                           Identification No.)

                                                                                                                                                        300 B Street
                                                                                                                                 _ Santa Rosa, California 95401                                                                  (707) 578-5220
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

We had a total of 30,440,886 shares of common stock issued and outstanding at July 31, 2007.

Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2007, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
________________________________________________________________________________________________________________________________________________________________________________

	As at 31 July 2007	As at 30 April 2007
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	272	1,482
Accounts receivable	208	199
Prepaid expenses (Notes 10 and 13)	122,247	149,818

	122,727	151,499

Patents (Note 3)	108,745	108,745

	231,472	260,244
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	44,513	32,675
Convertible promissory note payable (Notes 6 and 12)	10,000	10,000
Due to related party (Note 8)	626	598
Interest payable (Note 5)	11,705	11,705

	66,844	54,978

Stockholders’ equity
Capital stock (Note 10)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 April 2007 - 30,440,886 common shares, par value $0.001
31 July 2007 - 30,440,886 common shares, par value $0.001	30,440	30,440
Additional paid-in capital	4,249,699	4,224,699
Accumulated comprehensive loss	(4,262)	(4,258)
Deficit, accumulated during the development stage	(4,111,249)	(4,045,615)

	164,628	205,266

	231,472	260,244

Nature and Continuance of Operations (Note 1) and Commitments (Note 12)

On behalf of the Board:

/s/ Matthias Heinze, Director                    /s/ Tom Howard, Director

The accomapnying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
__________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 July 2007	For the three month period ended 31 July 2007	For the three month period ended 31 July 2006
	$	$	$

Expenses
General and administrative (Schedule 1)	3,939,037	65,634	114,495

Net loss before other items	(3,939,037)	(65,634)	(114,495)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Write-off of property and equipment	(9,870)	-	-
(Write-off) recovery of related party receivable (Note 9)	(162,204)	-	-

Net loss for the period	(4,111,249)	(65,634)	(114,495)

Basic and diluted loss per common share		(0.002)	(0.004)

Weighted average number of common shares used in per share calculations		30,440,886	28,770,230

Comprehensive loss
Net loss for the period	(4,111,249)	(65,634)	(114,495)
Foreign currency translation adjustment	(4,262)	(4)	-

Comprehensive loss	(4,115,511)	(65,638)	(114,495)

Comprehensive loss per common share		(0.002)	(0.004)

The accomapnying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
__________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 July 2007	For the three month period ended 31 July 2007	For the three month period ended 31 July 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(4,111,249)	(65,634)	(114,495)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 9 and 13)	125,000	25,000	-
Depreciation	3,968	-	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 9, 10 and 13)	823,693	27,571	33,158
Stock-based compensation (Notes 9, 10 and 13)	2,315,888	-	-
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable (Notes 9 and 13)	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(208)	(9)	490
Decrease in prepaid expenses	-	-	67,972
Increase in accounts payable and accrued liabilities	44,515	11,838	1,214

	(599,614)	(1,234)	(11,661)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-

	(122,583)	-	-
Cash flows from financing activities
Common shares issued for cash	706,105	-	24,000
Warrants exercised	10,000	-	-
Advances payable	-	-	-
Convertible promissory note payable (Notes 6 and 12)	10,000	-	-
Increase (decrease) in due to related party (Note 8)	626	28	(7)

	726,731	28	23,993

Foreign exchange effect on cash	(4,262)	(4)	-

Increase (decrease) in cash and cash equivalents	272	(1,210)	12,332

Cash and cash equivalents, beginning of period	-	1,482	1,884

Cash and cash equivalents, end of period	272	272	14,216

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accomapnying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)
__________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Capital stock	Additional paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$
Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 10)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 10)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 10)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 10)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 10)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 10)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered (Notes 10 and 13)	1,709,262	1,709	190,356	-	-	192,065
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	100,000	-	-	100,000
Stock-based compensation (Note 9, 10 and13)	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	25,000	-	-	25,000
Foreign currency translation adjustment	-	-	-	(4)	-	(4)
Net loss for the period	-	-	-	-	(65,634)	(65,634)

Balance at 31 July 2007	30,440,886	30,440	4,249,699	(4,262)	(4,111,249)	164,628

The accomapnying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
__________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 July 2007	For the three month period ended 31 July 2007	For the three month period ended 31 July 2006
	$	$	$

Consulting fees (Notes 9, 10 and 13)	484,649	24,197	32,457
Depreciation	3,968	-	-
Foreign exchange loss	1,545	-	195
Interest	15,877	133	136
Investor relations (Notes 10 and 13)	143,878	-	36,461
Listing, filing and transfer agent fees	28,583	-	2,169
Management fees (Notes 9 and 13)	125,000	25,000	-
Office and sundry	42,614	227	2,861
Professional fees	202,507	16,077	11,329
Public relations and shareholder information (Notes 10 and 13)	140,909	-	20,870
Rent (Notes 10 and 13)	79,205	-	6,236
Research and development	314,256	-	424
Stock-based compensation (Notes 10 and 13)	2,315,888	-	-
Travel and entertainment	40,158	-	1,357

	3,939,037	65,634	114,495

The accomapnying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

The Company’s financial statements as at 31 July 2007 and for each of the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $65,634 for the three month period ended 31 July 2007 (31 July 2006 - $114,495) and has working capital of $55,883 at 31 July 2007 (30 April 2007 - $96,521).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
At 31 July 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 July 2007, and for the each of the three month period ended 31 July 2007 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 July 2007 are not necessarily indicative of the results that may be expected for the year ending 30 April 2008.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 30 April 2007.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________

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

Patents

The Company accounts for patent costs in accordance with SFAS No. 142; “Goodwill and Other Intangible Assets.” In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144; “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after 15 November 2007. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No.158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending 30 April 2007. The Company is currently reviewing the impact of this statement.

   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The Company is currently reviewing the impact of this statement.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company does not expect the provisions of SFAS No. 154 will have a significant impact on its results of operations.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

	Balance at 31 July 2007	Balance at 30 April 2007
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Interest Payable

On 30 March 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by 30 November 2004. During the fiscal year ended 30 April 2007, the principal portion of the loan was repaid in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender and is payable at 31 July 2007.

6.	Convertible Promissory Note

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares by 13 November 2008.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
7.	Joint Venture Agreements

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the three month period ended 31 July 2007.

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

The License Agreement expired during the three month period ended 31 July 2007.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the three month period ended 31 July 2007.

8.	Due to Related Party

As at 31 July 2007, the amount in due to a related party consists of $626 (30 April 2007 - $598) payable to a former director and stockholder of the Company. These balances are non-interest bearing, unsecured, and have no fixed terms of repayment.

9.	Related Party Transactions

During the three month period ended 31 July 2007, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2007 - $25,000, cumulative - $125,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 30 April 2007, the Company recovered $15,000 from a related company with two directors in common. This amount relates to the $177,204, previously written off during the year ended 30 April 2006, that management deemed to be uncollectible from related company.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________

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

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 31 July 2007, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 9).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $3,374 was expensed during the three month period ended 31 July 2007 (30 April 2007 - $173,126; Cumulative - $665,200) and the remaining $88,677 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

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

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $Nil was expensed during the three month period ended 31 July 2007 (30 April 2007 - $2,992; Cumulative - $2,992) and the remaining $2,008 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

xi.	During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
xii.	During the year ended 30 April 2007, the Company issued 69,000 common shares valued at $6,210 for consulting services.

xiii.
During the year ended 30 April 2007, the Company issued 75,000 common shares valued at $7,500 for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933.

xiv.
During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $24,197 was expensed during the three month period (30 April 2007 - $40,241; Cumulative - $64,438), and the remaining $31,562 was classified as prepaid expense which will be expensed as the public relations services are received in the subsequent year. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
Share Purchase Warrants

The following share purchase warrants were outstanding at 31 July 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	2.04
Warrants	0.50	1,125,000	0.07
Warrants	0.50	3,000,000	2.07
Warrants	0.50	250,000	0.17
Warrants	0.50	1,154	0.34
Warrants	0.50	125,000	0.35
Warrants	0.50	1,006	0.40
Warrants	0.25	2,960,000	3.46
Warrants	0.15	2,500,000	4.36

		11,962,160

The following is a summary of warrant activities during the period ended 31 July 2007 and 2006:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 July 2006	14,462,160	0.45

Weighted average fair value of warrants granted during the period ended 31 July 2006		-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 July 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the period ended 31 July 2007		-

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2007, amounted to $Nil per warrant (31 July 2006 - $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 July 2007	As at 31 July 2006

Risk free interest rate	4.04 - 4.82%	4.04 - 4.42%
Expected life	2.0 - 5.0 years	2.0 - 5.0 years
Annualized volatility	117 - 141%	134 - 141%
Expected dividends	-	-

Restricted Common Shares

During the three month period ended 31 July 2007, the Company issued nil common shares (31 July 2006 - 288,799 common shares).

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

The Company has losses carried forward for income tax purposes to 31 July 2007. There are no current or deferred tax expenses for the period ended 31 July 2007 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2007	For the three month period ended 31 July 2006
	$	$

Deferred tax asset attributable to:
Current operations	22,316	38,928
Contributions to capital by related party - expenses	(8,500)	-
Stock-based compensation	-	-
Less: Change in valuation allowance	(13,816)	(38.928)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 July 2007 and 30 April 2007 is as follows:

	As at 31 July 2007	As at 30 April 2007
	$	$

Net operating loss carry forward	1,670,361	1,629,727

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	567,923	554,107
Less: Valuation allowance	(567,923)	(554,107)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2007, the Company has unused non capital losses for Canadian tax purposes of approximately $449,615 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

Rotoblock Corporation
A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
____________________________________________________________________________________________________________________________________________________________________________

As at 31 July 2007, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,220,746 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2028.

12. Commitments

i.
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

iii.
On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, and a royalty of $2 per engine on the sale of up to 100,000 OPE. (Note 3)

13. Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 July 2007	For the three month period ended 31 July 2007	For the three month period ended 31 July 2006
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 July 2007, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2006 - $25,000; Cumulative - $125,000) (Note 9).

During the year ended 30 April 2007, the Company issued 24,513 common shares valued at $4,658 for consulting services (Note 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
During the year ended 30 April 2007, the Company issued 150,000 common shares valued at $28,500 for investor relations services (Note 10).

During the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $Nil was expensed during the three month period ended 31 July 2007 (30 April 2007 - $2,992; Cumulative - $2,992) and the remaining $2,008 was classified as prepaid expense which will be expensed as the services are received in subsequent periods. (Note 10)

During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services (Note 10).

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

During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $24,197 was expensed during the three month period (30 April 2007 - $40,241; Cumulative - $64,438), and the remaining $31,562 was classified as prepaid expense which will be expensed as the public relations services are received in the subsequent year. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933. (Note 10)

During the year ended 30 April 2007, the Company issued 192,363 common shares valued at $15,389 for rent (Note 10).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2007
_________________________________________________________________________________________________________________________________________________________
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
(Note 10).

During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $3,374 was expensed during the three month period ended 31 July 2007 (30 April 2007 - $173,126; Cumulative - $665,200) and the remaining $88,677 was classified as prepaid expense which will be expensed as the services are received in subsequent periods (Note 10).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended July 31, 2007 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $65,634 for the three months ended July 31, 2007, as compared to $114,495 for the three months ended July 31, 2006. The expenses for the three month period ended July 31, 2007 consisted of $24,197 in consulting fees paid to unrelated third parties; $25,000 in management fees for services contributed by our officers and directors during the period; $16,077 in professional fees, which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports; and a total of $360 in office and exchange loss expense.

Our total comprehensive loss for the three month period ended July 31, 2007 was $65,638, or ($0.002) per share, as compared to a total comprehensive loss of $114,495, or ($0.004) per share, for the three month period ended July 31, 2006. We have incurred a total comprehensive loss of $4,115,511 from the date of incorporation on September 2, 2003 to July 31, 2007.

There was no cash provided by investing activities for the three month period ended July 31, 2007.

At July 31, 2007 and the fiscal year ended April 30, 2007, there were a total of 11,502,160 share purchase warrants issued and exercisable at $0.50 per share; a total of 2,960,000 share purchase warrants issued and exercisable at $0.25 per share; and a total of 2,500,000 share purchase warrants issued and exercisable at $0.1 per share.

During the three month period ended July 31, 2007, our officers and directors made contributions to capital for management fees in the amount of $25,000, as compared to $Nil for the three month period ended Julyy 31, 2006.

Liquidity and Capital Resources

We do not expect our current cash in the bank of $272 to sustain our operations and are relying on monies we expect to receive from exercise of warrants during the next several months to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. There is no guarantee, however, that any of our warrant holders will ever exercise their warrants or that any funds generated from such exercises will be sufficient to sustain our operations for the next twelve months. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at July 31, 2007, was $164,628,

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

We are in the development stage; have not yet generated any revenues and have sustained net losses of $4,111,249 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

Rotoblock Corporation

Date: August 13, 2007                                                                                          /s/ Matthias Heinze
                                                                                                                                 By: Matthias Heinze, President and Chief Executive Officer

Date: August 13, 2007                                                                                          /s/ Thomas M. Howard
                                                                                                                                By: Thomas M. Howard, Treasurer, Chief Financial Officer and Prinicipal Accounting Officer