Form 10KSB/A
period 2007-04-30
Rotoblock CORP
filed 2007-11-07
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB/A
 (Amendment No. 1)
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

Transitional Small Business Disclosure Format: Yes No X

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer ___X____

Explanatory Note: This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended April 30,  2007, is being filed to: revise the Basis of Presentation Note 2 to the financial statements on page 38; to include the audit report of the former auditors for the fiscal year ended April 30, 2006; to provide a reference to a material agreement (Exhibit 99) previously filed; and to reflect corrections to inadvertent errors in the original filing to disclosures on pages 3, 5, 16, 51 and 56. Other than as provided above, no other changes have been made to our Annual Report on Form 10-KSB, filed on July 31, 2007. In order to preserve the nature and character of the disclosures set forth in the original Form 10-KSB, this Amendment No. 1 does not reflect events occurring after July 31, 2007. Accordingly, this Amendment No. 1 should be read in conjunction with our original Form 10-KSB and with the other filings we have made with the Securities and Exchange Commission subsequent to that date.

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

Acquisition of Patented Rights and Technology

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the rights, title and interest in and to a patented technology and prototype engine in exchange for 15,000,000 shares of our restricted common stock, valued at  $0.001 per share. The terms of the option are as follows:

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
This patent covers
applications for the OPE as
a power source to power
helicopters.

Under the terms of the Option Agreement, exercised on May 31, 2004 with the payment of $100,000, plus accrued interest in the amount of $8,745, and $1,500,000 in cash  to be paid by June 2, 2007 (not paid) we were granted the rights to further develop, test, sub-license and market the engine, which we intend to do once we have a finished second-generation prototype. Pursuant to the terms of the Agreement, the rights will revert back to Dr. Farrell's Estate if they are not purchased outright within 36 months from the date of exercise of the option.

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

OTC Bulletin Board®					Quarterly Trade and Quote Summary Report
ROTB - ROTOBLOCK CORP

				ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME

4/30/2007	0.096	0.0255	0.05	0.1	0.035	0.054	0.1	0.03	0.05	2,871,626
1/31/2007	0.172	0.075	0.08	0.18	0.079	0.085	0.18	0.075	0.08	5,898,994
10/31/2006	0.19	0.07	0.09	0.2	0.08	0.1	0.2	0.07	0.1	3,014,764
7/31/2006	0.27	0.125	0.125	0.31	0.15	0.15	0.28	0.125	0.15	2,640,819

4/28/2006	0.43	0.205	0.26	0.44	0.22	0.27	0.44	0.21	0.255	4,603,240
1/31/2006	0.46	0.11	0.35	0.46	0.12	0.38	0.46	0.115	0.38	8,542,477
10/31/2005	0.47	0.191	0.28	0.49	0.2	0.29	0.49	0.191	0.28	14,129,071
7/29/2005	2.09	0.36	0.375	2.1	0.37	0.4	2.1	0.36	0.4	20,353,697

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

Share Purchase Warrants

During the year ended April 30, 2007, we extended the expiration date on a total of 3,500,000 outstanding warrants to August 2009.

The following share purchase warrants were outstanding at 30 April 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	2.29
Warrants	0.50	1,125,000	0.32
Warrants	0.50	3,000,000	2.32
Warrants	0.50	250,000	0.42
Warrants	0.50	1,154	0.59
Warrants	0.50	125,000	0.60
Warrants	0.50	1,006	0.65
Warrants	0.25	2,960,000	3.71
Warrants	0.15	2,500,000	4.61

		11,962,160

The following is a summary of warrant activities during the years ended 30 April 2007 and 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2005	5,000,000	0.50

Granted	9,502,160	0.42
Exercised	(40,000)	0.25
Expired	-	-

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2006		0.23

Outstanding and exercisable at 1 May 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

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

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

The following table sets out the stock warrants granted as bonuses, which were granted by the Company during the year ended April 30, 2006 to the Named Executive Officers.

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
Officers and Directors as
a Group 400,000 2%

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

Item 13. Exhibits

The following Exhibits 3(i) and 3 (ii), marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed on 6/7/04 under our SEC File Number 333-116324 on the SEC website at www.sec.gov. Exhibit 99.1 can be found in its entirety in our Form 10K-SB for the fiscal year ended April 30, 2006, filed on 7/31/06. These exhibits are incorporated herein by this reference:

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
*99                     Agreement with Obvio! Automotoveiculos S.A.

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

                                                                                                                                                                                                                                        ROTOBLOCK CORPORATION, Registrant

Dated: October 28, 2007                                                                                                                                                                                               /s/ Matthias Heinze
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

                                                                                                                                                                              ROTOBLOCK CORPORATION, Registrant

                                                                                                                                                                                                                                       /s/ Thomas M. Howard
                                                                                                                                                                                                                       By: Thomas M. Howard, Treasurer, CFO, Principal Accounting Officer and Director

                                                                                                                                                                                                                      /s/ Mariya Petrovska
                                                                                                                                                                                                                      By: Mariya Petrovska, Secretary and Director

                                                                                                                                                                                                                                      /s/ Ching Chen Chan
                                                                                                                                                                                                                                      By: Ching Chen Chan, Director

ROTOBLOCK CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Stated in U.S. Dollars)

James Stafford

James Stafford, Inc.*
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

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

Nature and Continuance of Operations (Note 1) and Commitments (Note 12)

On behalf of the Board:

/s/ Matthias Heinze. Director              /s/ Thomas Howard, Director

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
___________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
___________________________________________________________________________________________________________________________________________________________

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

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
______________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2007:
	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	0.50	2,000,000	2.29
Warrants	0.50	1,125,000	0.32
Warrants	0.50	3,000,000	2.32
Warrants	0.50	250,000	0.42
Warrants	0.50	1,154	0.59
Warrants	0.50	125,000	0.60
Warrants	0.50	1,006	0.65
Warrants	0.25	2,960,000	3.71
Warrants	0.15	2,500,000	4.61

		11,962,160

The following is a summary of warrant activities during the years ended 30 April 2007 and 2006:
	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at 1 May 2005	5,000,000	0.50

Granted	9,502,160	0.42
Exercised	(40,000)	0.25
Expired	-	-

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2006		0.23

Outstanding and exercisable at 1 May 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45
Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2007
____________________________________________________________________________________________________________________________________________________________________________

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

During the year ended 30 April 2006, the Company issued a total of 9,502,160 incentive share purchase warrants with an exercise price of $0.25 and $0.50 per share to directors, officers, consultants and employees. The Company estimated the fair value of all warrants to be $1,901,177 on the issue date which was expensed during the year ended 30 April 2006.

REPORT OF FORMER AUDITORS FOR FISAL YEAR ENDED APRIL 30, 2006
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