Form 10QSB
period 2007-09-30
Rotoblock CORP
filed 2007-12-14
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2007

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
                                                                                                                           (State or other jurisdiction                                                                      (I.R.S. Employer Identification No.)
                                                                                                                      of incorporation or organization

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

We had a total of 33,720,886 shares of common stock issued and outstanding at October 31, 2007.

Transitional Small Business Disclosure Format: Yes No X

ROTOBLOCK CORPORATION
Index

Page
Number

PART I.	FINANCIAL INFORMATION	3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2007, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
_______________________________________________________________________________________________________________________________________________________________________________

	As at 31 October 2007 (Unaudited)	As at 30 April 2007 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	948	1,482
Accounts receivable	212	199
Prepaid expenses	145,580	149,818

	146,740	151,499

Patents (Note 3)	108,745	108,745

	255,485	260,244
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	45,613	32,675
Convertible promissory note payable (Notes 6 and 12)	10,000	10,000
Due to related party (Note 8)	637	598
Interest payable (Note 5)	11,705	11,705

	67,955	54,978

Stockholders’ equity
Capital stock (Note 10)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 October 2007 - 33,720,886 common shares, par value $0.001
30 April 2007 - 30,440,886 common shares, par value $0.001	33,720	30,440
Share subscriptions receivable	(60,000)	-
Additional paid-in capital	4,427,802	4,224,699
Accumulated comprehensive loss	(4,254)	(4,258)
Deficit, accumulated during the development stage	(4,209,738)	(4,045,615)

	187,530	205,266

	255,485	260,244

Nature and Continuance of Operations (Note 1) Commitments (Note 12) and Subsequent Event (Note 14)

On behalf of the Board:
/s/ Liu Chien-Chih, Director                                              /s/ Thomas M. Howard, Director

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2007	For the three month period ended 31 October 2007	For the three month period ended 31 October 2006	For the six month period ended 31 October 2007	For the six month period ended 31 October 2006
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	4,037,526	98,489	117,802	164,123	257,297

Net loss before other items	(4,037,526)	(98,489)	(117,802)	(164,123)	(257,297)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable (Note 9 and 13)	(162,204)	-	-	-	-

Loss for the period	(4,209,738)	(98,489)	(117,802)	(164,123)	(257,297)

Basic and diluted loss per common share		(0.003)	(0.004)	(0.005)	(0.009)

Weighted average number of common shares used in per share calculations		33,659,431	28,945,209	31,202,339	28,857,720

Comprehensive loss
Loss for the period	(4,209,738)	(98,489)	(117,802)	(164,123)	(257,297)
Foreign currency translation adjustment	(4,254)	8	7	4	7

Comprehensive loss	(4,213,992)	(98,481)	(117,795)	(164,119)	(257,290)

Comprehensive loss per common share		(0.003)	(0.004)	(0.005)	(0.009)

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2007	For the six month period ended 31 October 2007	For the six month period ended 31 October 2006
	$	$	$

Cash flows from operating activities
Loss for the period	(4,209,738)	(164,123)	(257,297)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 9 and 13)	150,000	50,000	50,000
Depreciation	3,968	-	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 9, 10 and 13)	873,360	77,238	184,356
Stock-based compensation (Notes 10 and 13)	2,321,271	5,383	-
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable (Notes 9, 10 and 13)	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(212)	(13)	488
Increase in accounts payable and accrued liabilities	45,615	12,938	788

	(616,957)	(18,577)	(21,665)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-

	(122,583)	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	724,105	18,000	24,000
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	-
Increase in due to related party	637	39	-

	744,742	18,039	24,000

Foreign exchange effect on cash	(4,254)	4	7

Increase (decrease) in cash and cash equivalents	948	(534)	2,342

Cash and cash equivalents, beginning of period	-	1,482	1,884

Cash and cash equivalents, end of period	948	948	4,226

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

	Number of shares issued	Capital Stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 10)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 10)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 10)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 10)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 10)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 10)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered (Note 10)	1,709,262	1,709	190,356	-	-	192,065
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	100,000	-	-	100,000
Stock-based compensation (Note 10)	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
________________________________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Capital Stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity

Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266
Shares issued for cash ($0.05 per share) (Note 10)	1,580,000	1,580	76,420	-	-	78,000
Shares issued for services rendered (Note 10)	1,700,000	1,700	71,300	-	-	73,000
Share subscriptions receivable (Note 10)	-	-	(60,000)	-	-	(60,000)
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	50,000	-	-	50,000
Stock-based compensation (Note 10)	-	-	5,383	-	-	5,383
Foreign currency translation adjustment	-	-	-	4	-	4
Net loss for the period	-	-	-	-	(164,123)	(164,123)

Balance at 31 October 2007	33,720,886	33,720	4,367,802	(4,254)	(4,209,738)	187,530

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2007	For the three month period ended 31 October 2007	For the three month period ended 31 October 2006	For the six month period ended 31 October 2007	For the six month period ended 31 October 2006
	$	$	$	$	$

Consulting fees (Notes 8 and 13)	529,842	45,193	30,769	69,390	63,226
Depreciation	3,968	-	-	-	-
Foreign exchange loss	1,545	-	-	-	195
Interest	15,976	99	123	232	259
Investor relations	143,878	-	8,897	-	45,358
Listing, filing and transfer agent fees	30,458	1,875	2,200	1,875	4,369
Management fees (Notes 8 and 13)	150,000	25,000	25,000	50,000	50,000
Office and sundry	42,946	332	1,290	559	4,151
Professional fees	223,114	20,607	7,826	36,684	19,155
Public relations and shareholder information	140,909	-	35,461	-	56,331
Rent	79,205	-	6,236	-	12,472
Research and development	314,256	-	-	-	424
Stock-based compensation (Note 10)	2,321,271	5,383	-	5,383	-
Travel and entertainment	40,158	-	-	-	1,357

	4,037,526	98,489	117,802	164,123	257,297

The accompanying notes are an integral part of these financial statements

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________
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

The Company’s financial statements as at 31 October 2007 for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $164,123 for the period ended 31 October 2007 and has working capital of $78,785 at 31 October 2007.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________
At 31 October 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 October 2007 and for the six months ended 31 October 2007 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 31 October 2007 are not necessarily indicative of the results that may be expected for the year ending 30 April 2008.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________
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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________
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

   In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, p provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 October 2006 (e.g., 1
   January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending April 30, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

   In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

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

	Balance at 31 October 2007	Balance at 31 October 2006
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

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

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 common shares of the Company by 13 November 2008.

7.	Joint Venture Agreements

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended 31 October 2007.

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

The License Agreement expired during the six month period ended 31 October 2007

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended 31 October 2007.

8.	Due to Related Party

As at 31 October 2007, the amount in due to a related party consists of $637 (30 April 2007 - $598) payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

9.	Related Party Transactions

During the period ended 31 October 2007, officers and directors of the Company made contributions to capital for management fees of $50,000 (31 October 2006 - $50,000, Cumulative - $150,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the period ended 31 October 2007, the Company issued 400,000 shares for a fair value of $8,000 to related parties for consulting expenses.

During the year ended 30 April 2007, the Company recovered 15,000 from a related company with two directors in common. This amount relates to the $177,204, previously written off on April 30, 2006, that management deemed to be uncollectible from the related company.

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

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering. As at 31 October 2007, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 31 October 2007, 2,960,000 share purchase warrants in this series remain outstanding.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 7).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $3,469 was expensed during the period ended 31 October 2007 (30 April 2007 - $173,126; Cumulative - $668,669) and the remaining $85,208 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

vii.
During the year ended 30 April 2007, the Company issued 114,286 restricted common shares at a price of $0.21 per share. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.	During the year ended 30 April 2007, the Company issued 24,513 common shares valued at $4,658 for consulting services.

ix.	During the year ended 30 April 2007, the Company issued 150,000 common shares valued at $28,500 for investor relations.

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $1,005 was expensed during the three month period ended 31 October 2007 (30 April 2007 - $2,992; Cumulative - $3,997) and the remaining $1,003 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

xi.	During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services.

xii .	During the year ended 30 April 2007, the Company issued 69,000 common shares valued at $6,210 for consulting services.

xiii.
During the year ended 30 April 2007, the Company issued 75,000 common shares values at $7,500 for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xiv.
During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for consulting services. Of this amount, $49,315 was expensed during the period (30 April 2007 - $39,583, Cumulative - $88,899), and the remaining $7,101 was classified as prepaid expense which will be expensed as the public relations services are received in subsequent periods. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

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

xxii.
During the period ended 31 October 2007, the Company issued 1,580,000 private placement restricted common shares at a price of $0.05 per share for total cash proceeds of $78,000. Of the $78,000 in proceeds, there was an amount receivable of $60,000 on 31 October 2007. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiii.
During the period ended 31 October 2007, the Company issued to related parties 200,000 common shares valued at $0.02 per share for consulting services. Of this amount, $1,049 was expensed during the period (30 April 2007 - $nil, Cumulative - $1,049), and the remaining $2,951 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods. (Note 9)

xxiv.
During the period ended 31 October 2007, the Company issued 1,000,000 common shares valued at $0.05 per share for consulting services. Of this amount, $683 was expensed during the period (30 April 2007 - $nil, Cumulative - $683), and the remaining $49,317 was classified as prepaid expense which will be expensed as consulting services are received in subsequent periods.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

xxv.
During the period ended 31 October 2007, the Company issued 300,000 common shares valued at $0.05 per share for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxvi.	During the period ended 31 October 2007, the Company issued 200,000 common shares valued at $0.02 per share for $4,000 for consulting services. (Note 9)

xxvii.
During the period ended 31 October 2007, the Company issued 380,000 share purchase warrants with a fair value of $5,383. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 6 September 2012.

(3)

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

Details of common shares issued for services are as follows:
Date Issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
19 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
22 October 2007	400,000	8,000	0.02	Consulting*
26 October 2007	1,300,000	65,000	0.05	Consulting

Total	5,827,392	1,018,942

*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 October 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	1.79
Warrants	0.50	3,000,000	1.82
Warrants	0.50	1,154	0.09
Warrants	0.50	125,000	0.10
Warrants	0.50	1,006	0.15
Warrants	0.25	2,960,000	3.21
Warrants	0.15	2,500,000	4.11
Warrants	0.25	380,000	5.00

		10,967,160

The following is a summary of warrant activities during the periods ended 31 October 2007 and 2006:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2006	14,462,160	0.45

Weighted average fair value of warrants granted during the year ended 31 October 2006		-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	380,000	0.25
Exercised	-	-
Expired	(1,375,000)	0.50

Outstanding and exercisable at 31 October 2007	10,967,160	0.34

Weighted average fair value of warrants granted during the period ended 31 October 2007		0.01

The weighted average grant date fair value of warrants issued during the periods ended 31 October 2007 amounted to $0.01 per warrant (31 October 2006 - $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 October 2007	As at 31 October 2006

Risk free interest rate	3.72%	-
Expected life	5.0 years	-
Annualized volatility	119%	-
Expected dividends	-	-

Restricted Common Shares

During the period ended 31 October 2007, the Company issued 3,280,000 common shares (30 April 2007 - 1,823,548 common shares). Of these, 1,880,000 common shares (30 April 2007 - 1,083,036 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 October 2007, a total of 33,720,886 common shares are outstanding. Of these, 21,138,315 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2007. There are no current or deferred tax expenses for the period ended 31 October 2007 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the period ended 31 October 2007	For the period ended 31 October 2006
	$	$

Deferred tax asset attributable to:
Current operations	55,802	87,481
Contributions to capital by related party - expenses	(17,000)	(17,000)
Stock-based compensation	(1,830)	-
Less: Change in valuation allowance	(36,972)	(70,481)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 October 2007 and 30 April 2007 is as follows:

	As at 31 October 2007	As at 30 April 2007
	$	$

Net operating loss carry forward	1,738,467	1,629,726

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	591,079	(554,107)
Less: Valuation allowance	(591,079)	(554,107)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2007, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,638 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

As at 31 October 2007, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,738,467 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2028.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2007
__________________________________________________________________________________________________________________________________________________________

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

iii.
On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, and a royalty of $2 per engine on the sale of up to 100,000 OPE. (Note 3)

iv.
On 30 March 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by 30 November 2004. During the 2006 fiscal year, the principal portion of the loan was paid out in full. The loan was secured by all the assets of the Company, 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender. (Note 5)

13. Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2007	For the period ended 31 October 2007	For the period ended 31 October 2006
	$	$	$

Cash paid during the period for interest	11,362	-	-
Cash paid during the period for income taxes	-	-	-

During the six month period ended 31 October 2007, officers and directors of the Company made contributions to capital for management fees of $50,000 (2006 - $50,000; Cumulative - $150,000) (Note 9).

The Company has issued common shares of the Company for services rendered (note 10)

14.	Subsequent Event

Subsequent to 31 October 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended October 31, 2007 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $98,489 and $ $164,123, respectively, for the three and six month periods ended October 31, 2007, as compared to $$117,802 and $257,297, respectively, for the three month and six month periods ended October 31, 2006. The expenses for the three month period ended October 31, 2007 consisted of $45,193 in consulting fees paid to unrelated third parties; $25,000 in management fees for services contributed by our officers and directors during the period; $20,607 in professional fees, which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports; $99 in interest expense; $1,875 in filing and transfer agent fees; $5,383 in stock-based compensation expense; and a total of $332 in office expense.

Our total comprehensive loss for the three month period ended October 31, 2007 was $94,489, or ($0.003) per share, as compared to a total comprehensive loss of $117,802, or ($0.004) per share, for the three month period ended October 31, 2006. We have incurred a total comprehensive loss of $4,209,738 from the date of incorporation on September 2, 2003 to October 31, 2007.

There was no cash provided by investing activities for the three and six month period ended October 31, 2007 or October 31, 2006.

Cash provided by financing activities for the three and six month period ended October 31, 2007 was $18,039, as compared to $24,000 for the three and six month period ended October 31, 2006.

At October 31, 2007, there were a total of 5,127,160 share purchase warrants issued and exercisable at $0.50 per share; a total of 2,960,000 share purchase warrants issued and exercisable at $0.25 per share; a total of 2,500,000 share purchase warrants issued and exercisable at $0.15 per share; and a total of 380,000 share purchase warrants issued and exercisable at $0.25 per share for a total of 10,967,160 outstanding purchase warrants at October 31, 2007.

At October 31, 2007, there were no stock options issued and outstanding.

During the three month period ended October 31, 2007, our officers and directors made contributions to capital for management fees in the amount of $25,000 (2006 - $50,000; Cumulative - $150,000).

Liquidity and Capital Resources

We do not expect our current cash in the bank of $948 to sustain our operations and are relying on monies we expect to receive from exercise of warrants during the next several months to satisfy our cash requirements until we complete our engine technology and are able to generate revenues. There is no guarantee, however, that any of our warrant holders will ever exercise their warrants or that any funds generated from such exercises will be sufficient to sustain our operations for the next twelve months. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at October 31, 2007, was $187,530.

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

On July 18, 2006, we entered into an Engine Development and License Agreement (“Agreement”) with Obvio! Automotoveiculos S.A. , a Brazilian corporation with headquarters in Rio de Janeiro (“Obvio!”). Obvio! is a developer and manufacturer of high-safety and high performance microsports automobiles. Obvio! is in the process of manufacturing two automobile models, the Obvio!828 and the Obvio!012 for which it is considering using our Oscillating Piston Engine (“OPE”) technology. The Agreement provides for a non-exclusive joint venture for the purpose of developing a new generation of OPE suitable for hybrid vehicle applications. Under the Agreement, we granted Obvio! with a non-exclusive license for the OPE technology in consideration of the payment by Obvio! of $5,000,000, payable in $500 installments for each OPE installed or sold. Upon completion of the payment of the full $5,000,000, Obvio! will then pay a royalty to us in the amount of $100 for each Obvio! vehicle sold with incorporates the OPE technology.  The License Agreement expired during the six month period ended October 31, 2007.

On August 28, 2006, we entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended October 31, 2007.

On January 27, 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended October 31, 2007.

We are in the development stage; have not yet generated any revenues and have sustained net losses of $4,209,738 since inception. Our business plans are to develop the technology and build a prototype engine that can be sublicensed or sold to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement; however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales, or rely on receipt of the cash we would receive from exercise of any warrants sold in our current offering to exercise the option. In addition, based on our current development plans, we will not generate any revenues or profits over the next 12 months while we are completing and testing the engine and technology. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended October 31, 2007, we issued 1,580,000 shares of common stock in a private placement to unrelated third parties at a price of $0.05 per share for total cash proceeds of $78,000. Of the $78,000 in proceeds, there was an amount receivable of $60,000 on October 31, 2007. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the period ended October 31, 2007, we issued to related parties 200,000 shares of common stock, valued at $0.02 per share for consulting services.

During the period ended October 31, 2007, we issued 1,000,000 shares of common stock to unrelated third parties, valued at $0.05 per share for consulting services

During the period ended October 31, 2007, we issued 300,000 shares of common stock to unrelated third parties, valued at $0.05 per share for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the period ended October 31, 2007, we issued 200,000 shares of common stock to related third parties, valued at $0.02 per share for $4,000 for consulting services

During the period ended October 31, 2007, we issued 380,000 share purchase warrants to unrelated third parties, with a fair value of $5,383. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 until September 6, 2012.

On November 15, 2007, we filed a Form S-8 Registration Statement to register 5,000,000 shares of common stock  to be used for future issuance in lieu of cash oayments to any and all consultants, employees, attorneys, officers and directors for services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Effective October 31, 2007, Matthias Heinze resigned as President, Chief Executive Officer and a Director and Liu Chien-Chih was appointed to fill these positions until the next regular election of officers and directors. Prior to joining our Company, Mr. Liu was Vice President of Tianya Group and has been involved in international trade and project management for the past 15 years. Mr. Liu graduated from the University of California-Berkley with a degree in Chemical Engineering. We do not currently have any employment agreement or other compensatory arrangements with Mr. Liu .

ITEM 6. EXHIBITS

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

Rotoblock Corporation

Date: December 13, 2007                                                                                    /s/ Liu Chien-Chih
                                                                                                                               By: Liu Chien-Chih, President and Chief Executive Officer

Date: December 13, 2007                                                                                    /s/ Thomas M. Howard
                                                                                                                               By: Thomas M. Howard,  Treasurer, Chief Financial Officer and Prinicipal Accounting Officer