Form 10KSB/A
period 2007-04-30
Rotoblock CORP
filed 2007-12-17
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB/A
 (Amendment No. 2)
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

Transitional Small Business Disclosure Format: Yes No X

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer ___X____

EXPLANATORY NOTE REGARDING THIS AMENDMENT NO. 2: This amendment is being filed only to include Exhibit 23.2, consent of former accountants, Staley, Okada & Partners; no other changes have been made to this amended filing of our annual report on Form 10K-SB.

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

Exhibit No.   Description

* 3(i)                          Articles of Incorporation
* 3(ii)                         Bylaws
  23.1                          Consent of Accountants
  23.2                          Consent of Former Accountants
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