Form 10QSB
period 2008-01-31
Rotoblock CORP
filed 2008-03-17
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2008

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
                                                                                                                     (Address of principal executive offices)                       (Registrant's telephone number, including area code)

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

We had a total of 34,629,775 shares of common stock issued and outstanding at January 31, 2008.

Transitional Small Business Disclosure Format: Yes No X

ROTOBLOCK CORPORATION
Index

Page
Number

PART I.	FINANCIAL INFORMATION	3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10KSB Annual Report for the year ended April 30, 2007, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-116324.

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 January 2008 (Unaudited)	As at 30 April 2007 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	105,884	1,482
Accounts receivable	222	199
Prepaid expenses	133,236	149,818

	239,342	151,499

Patents (Note 3)	108,745	108,745

	348,087	260,244
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,998	32,675
Convertible promissory note payable (Notes 6 and 12)	10,000	10,000
Due to related party (Note 8)	669	598
Interest payable (Note 5)	11,705	11,705

	32,372	54,978

Stockholders’ equity
Capital stock (Note 10)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 January 2008 - 34,629,775 common shares, par value $0.001
30 April 2007 - 30,440,886 common shares, par value $0.001	34,629	30,440
Additional paid-in capital	4,553,610	4,224,699
Warrants	25,793	-
Accumulated comprehensive loss	(4,277)	(4,258)
Deficit, accumulated during the development stage	(4,294,040)	(4,045,615)

	315,715	205,266

	348,087	260,244

Nature and Continuance of Operations (Note 1) Commitments (Note 12)

On behalf of the Board:

/s/ Liu Chien-Chih, Director                                              /s/ Thomas M. Howard, Director

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 2 September 2003 to 31 January 2008	For the three month period ended 31 January 2008	For the three month period ended 31 January 2007	For the nine month period ended 31 January 2008	For the nine month period ended 31 January 2007
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	4,121,828	84,302	557,484	248,425	814,781

Net loss before other items	(4,121,828)	(84,302)	(557,484)	(248,425)	(814,781)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(4,294,040)	(84,302)	(557,484)	(248,425)	(814,781)

Basic and diluted loss per common share		(0.002)	(0.019)	(0.008)	(0.028)

Weighted average number of common shares used in per share calculations		33,914,909	29,807,422	30,782,759	29,177,017

Comprehensive loss
Loss for the period	(4,209,738)	(84,302)	(557,484)	(284,425)	(814,781)
Foreign currency translation adjustment	(4,254)	(23)	(7)	(19)	-

Comprehensive loss	(4,213,992)	(84,325)	(557,491)	(248,444)	(814,781)

Comprehensive loss per common share		(0.002)	(0.019)	(0.008)	(0.028)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 31 January 2008	For the nine month period ended 31 January 2008	For the nine month period ended 31 January 2007
	$	$	$

Cash flows from operating activities
Loss for the period	(4,294,040)	(248,425)	(814,781)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 9 and 12)	175,000	75,000	75,000
Depreciation	3,968	-	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 9, 10 and 12)	913,214	117,092	289,927
Stock-based compensation (Notes 10 and 12)	2,321,271	5,383	414,711
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable (Notes 9, 10 and 12)	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(222)	(23)	499
Increase (decrease) in accounts payable and accrued liabilities	10,000	(22,677)	289

	(672,030)	(73,650)	(34,355)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-

	(122,583)	-	-
Cash flows from financing activities			-
Common shares issued for cash (Note 10)	858,312	152,207	24,000
Warrants granted for cash	25,793	25,793	-
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	-
Increase in due to related party	669	71	9,967

	904,774	178,071	33,967

Foreign exchange effect on cash	(4,277)	(19)	-

Increase (decrease) in cash and cash equivalents	105,884	104,402	(388)

Cash and cash equivalents, beginning of period	-	1,482	1,884

Cash and cash equivalents, end of period	105,884	105,884	1,496

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	15,000,000	15,000	23,664	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	25,000,000	25,000	513,664	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 10)	548,160	548	142,893	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 10)	2,418,130	2,418	751,459	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 10)	611,048	611	176,593	-	-	177,204
Warrants exercised ($0.25 per share) (Note 10)	40,000	40	9,960	-	-	10,000
Stock-based compensation (Note 10)	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 10)	114,286	114	23,886	-	-	24,000
Shares issued for services rendered (Note 10)	1,709,262	1,709	190,356	-	-	192,065
Contribution to capital by related parties - services (Notes 9 and 12)	-	-	100,000	-	-	100,000
Stock-based compensation (Note 10)	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional Paid-in capital	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$
Balance at 30 April 2007	30,440,886	30,440	4,224,699	(4,258)	(4,045,615)	205,266
Shares issued for cash (Note 10)	2,246,666	2,247	149,960	-	-	152,207
Warrants granted for cash	-	-	25,793			25,793
Shares issued for services rendered (Note 9 and 10)	1,942,223	1,942	98,568	-	-	100,510
Contribution to capital by related parties - services (Notes 9 and 12)	-	-	75,000	-	-	75,000
Stock-based compensation (Note 10)	-	-	5,383	-	-	5,383
Foreign currency translation adjustment	-	-	-	(19)	-	(19)
Net loss for the period	-	-	-	-	(248,425)	(248,425)
Balance at 31January 2008	34,629,775	34,629	4,579,403	(4,277)	(4,294,040)	315,715

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 31 January 2008	For the three month period ended 31 January 2008	For the three month period ended 31 January 2007	For the nine month period ended 31 January 2008	For the nine month period ended 31 January 2007
	$	$	$	$	$

Consulting fees (Notes 10)	569,815	39,973	36,183	109,363	99,409
Depreciation	3,968	-	-	-	-
Foreign exchange loss	1,545	-	-	-	195
Interest	16,458	482	175	714	434
Investor relations	143,878	-	-	-	45,358
Listing, filing and transfer agent fees	35,108	4,650	1,810	6,525	6,179
Management fees (Notes 9 and 12)	175,000	25,000	25,000	75,000	75,000
Office and sundry	43,205	259	191	818	4,346
Professional fees	234,072	10,958	55,019	47,642	74,174
Public relations and shareholder information	140,909	-	9,006	-	65,337
Rent	79,205	-	15,389	-	27,861
Research and development	314,256	-	-	-	420
Stock-based compensation (Note 10)	2,321,271	-	414,711	5,383	414,711
Travel and entertainment	43,138	2,980	-	2,980	1,357

	4,121,828	84,302	557,484	248,425	814,781

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

The Company’s financial statements as at 31 January 2008 for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $84,302 for the three month period ended 31 January 2008 and has working capital of $206,970 at 31 January 2008.

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

At 31 January 2008, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 January 2008 and for the nine months ended 31 January 2008 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 31 January 2008 are not necessarily indicative of the results that may be expected for the year ending 30 April 2008.

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

Concentrations and credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, accounts payable, interest payable, and amounts due to related parties. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s existence and survival presently depends on its acquisition of certain patents (Note 3).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

Patents

The Company accounts for patent costs in accordance with SFAS No. 142: “Goodwill and Other Intangible Assets.” In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144; “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending April 30, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at 31 January 2008, no engines have been sold.

	Balance at 31 January 2008	Balance at 31 January 2007
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745
4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Interest Payable

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

As at 31 January 2008, the amount in due to a related party consists of $669 (30 April 2007 - $598) payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

9.	Related Party Transactions

During the period 31 January 2008, officers and directors of the Company made contributions to capital for management fees of $75,000 (31 January 2007 - $75,000, cumulative - $175,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

During the period 31 January 2008, the Company issued 484,211 shares for a fair value of $16,000 to related parties for consulting expenses.

During the year ended 30 April 2007, the Company recovered 15,000 from a related company with two directors in common. This amount relates to the $177,204, previously written off on April 30, 2006, that management deemed to be uncollectible from the related company

During the year ended 30 April 2007, the Company issued 2,500,000 share purchase warrants to officers and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 up to 7 December 2011.

10.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i. During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc (Note 1). Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.	During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering. As at 31 January 2008, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.	During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants. As at 31 January 2008, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 9).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________
vi.  During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877. Of this amount, $6,843 was expensed during the period ended 31 January 2008 (30 April 2007 - $173,126; Cumulative - $661,826) and the remaining $85,208 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

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

x. Duing the year ended 30 April 2007, the Company issued 33,333 common shares at a price of $0.15 per share for legal services. Of this amount, $1,140 was expensed during the period ended 31 January 2008 (30 April 2006 - $2,992; Culumative - $4,132) and the remaining $868 was classified as prepaid expense which will be expensed as the legal services are received in the subsequent year.

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

xiv.	During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services. Of this amount, $55,759 was expensed during the period ended 31 January 2008, (30 April 2006 - $40,241; Cumulative - $96,000). These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

xxii.	During the period ended 31 January 2008, the Company issued 1,580,000 private placement restricted common shares at a price of $0.05 per share for total cash proceeds of $78,000. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiii.	During the period ended 31 January 2008, the Company issued 200,000 common shares valued at $0.02 per share for public relations services. Of this amount, $4,000 was expensed during the period.

xxiv.	During the period ended 31 January 2008, the Company issued 1,000,000 common shares valued at $0.05 per share for public relations services. Of this amount, $13,251 was expensed during the period (30 April 2007 - $nil, Cumulative - $13,251), and the remaining $36,749 was classified as prepaid expense which will be expensed as the public relations services are received in subsequent periods.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

xxv.	During the period ended 31 January 2008, the Company issued 300,000 common shares valued at $0.05 per share for consulting services. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. Of this amount, $15,000 was expensed during the prior year.

xxvi.	During the period ended 31 January 2008, the Company issued 200,000 common shares valued at $0.02 per share for $4,000 for consulting services.

xxvii.	During the period ended 31 January 2008, the Company issued 380,000 share purchase warrants with a fair value of $5,383. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 6 September 2012.

xxviii.	During the period ended 31 January 2008, the Company issued 128,538 common shares valued at $0.13 per share for $16,710 for consulting services. Of this amount, $7,804 was expensed during the period (30 April 2007 - $nil; Cumulative - $7,804), and the remaining $8,906 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxix.	During the period ended 31 January 2008, the Company issued 84,211 common shares valued at $0.09 per share for $8,000 for consulting services. Of this amount, $7,987 was expensed during the period (30 April 2007 - $nil; Cumulative - $7,987), and the remaining $13 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxx.	During the period ended 31 January 2008, the Company issued 29,474 common shares valued at $0.09 per share for $2,800 for consulting services. Of this amount, $1,308 was expensed during the period (30 April 2007 - $nil; Cumulative - $1,308), and the remaining $1,492 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxxi.	During the period ended 31 January 2008, the Company issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000. Each unit consists of one restricted common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of five years from the date of offering with a fair value of $25,793. As at 31 January 2008, all of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

Details of common shares issued for services are as follows:
Date Issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
28 June 2006	24,513	4,658	0.19	Consulting
29 June 2006	150,000	28,500	0.19	Investor relations
9 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
19 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
22 October 2007	400,000	8,000	0.02	Consulting*
26 October 2007	1,300,000	65,000	0.05	Consulting
7 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
10 December 2007	29,474	2,800	0.09	Consulting
Total	6,069,615	1,046,452

* Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 January 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	2,000,000	1.54
Warrants	0.50	3,000,000	1.57
Warrants	0.25	2,960,000	2.96
Warrants	0.15	2,500,000	3.86
Warrants	0.25	380,000	4.60
Warrants	0.25	333,334	4.98

		11,173,334

The following is a summary of warrant activities during the period ended 31 January 2008 and 2007:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2007	14,462,160	0.45

Weighted average fair value of warrants granted during the period ended 31 January 2007		-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	713,334	0.25
Exercised	-	-
Expired	(1,502,160)	0.50

Outstanding and exercisable at 31 January 2008	11,173,334	0.43

Weighted average fair value of warrants granted during the period ended 31 January 2008		0.04

The weighted average grant date fair value of warrants issued during the periods ended 31 January 2008 amounted to $0.01 per warrant (31 January 2007 - $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 October 2007	As at 31 October 2006

Risk free interest rate	3.33% - 3.72%	-
Expected life	5.0 years	-
Annualized volatility	119% - 150%	-
Expected dividends	-	-

Restricted Common Shares

During the period ended 31 January 2008, the Company issued 4,188,889 common shares (30 April 2007 - 1,823,548 common shares). Of these, 2,546,666 common shares (30 April 2007 - 1,083,036 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 January 2008, a total of 34,629,775 common shares are outstanding. Of these, 22,184,981 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

xxxii.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2008. There are no current or deferred tax expenses for the period ended 31 January 2008 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The provision for refundable federal income tax consists of the following:

	For the period ended 31 January 2008	For the period ended 31 January 2007
	$	$

Deferred tax asset attributable to:
Current operations	84,465	277,026
Contributions to capital by related party - expenses	(25,500)	(25,500)
Stock-based compensation	(1,830)	(141,002)
Less: Change in valuation allowance	(57,135)	(110,524)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 January 2008 and 30 April 2007 is as follows:

	As at 31 January 2008	As at 30 April 2007
	$	$

Net operating loss carry forward	1,797,769	1,629,726

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	611,241	(554,107)
Less: Valuation allowance	(611,241)	(554,107)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2008, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,887 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

As at 31 January 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,347,882 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2028.

xxxiii.	Commitments

i.	The Company has outstanding commitments with respect to the License Agreement (Note 7).

ii.
On 10 November 2006 the Company entered into an agreement with Econ Corporate Services, Inc. for consulting services. The Company is committed to issues shares equivalent to $2,500 on a quarterly basis for a period of one year effective on the date of the agreement.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008
_______________________________________________________________________________________________________________________________________________________________________________

iii.
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

iv.
On 30 April 2007, the Company entered into a convertible promissory note agreement, for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares within two years of agreement date.

v.
On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company.

xxxiv.	Supplemental Disclosure with Respect to Cash Flow

	For the period from the date of inception on 2 September 2003 to 31 January 2008	For the period ended 31 January 2008	For the period ended 31 January 2007
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the nine month period ended 31 January 2008, officers and directors of the Company made contributions to capital for management fees of $75,000 (2007 - $75,000; Cumulative - $175,000) (Note 9 and 10).

The Company has issued common shares of the Company for services rendered (Note 9 and 10)

On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended January 31, 2008 and since the date of inception, we have generated no revenues.

We incurred operating expenses of $84,302 and $248,425, respectively, for the three and nine month periods ended January 31, 2008, as compared to $557,484 and $814,781, respectively, for the three month and nine month periods ended January 31, 2007. The expenses for the three month period ended January 31, 2008 consisted of $39,973 in consulting fees; $25,000 in management fees for services contributed by our officers and directors during the period; $10,958 in professional fees, which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports; $482 in interest expense; $4,650 in filing and transfer agent fees; $2,980 in travel and entertainment expense; and $259 in office expense.

Our total comprehensive loss for the three month period ended January 31, 2008 was $84,325, or ($0.002) per share, as compared to a total comprehensive loss of $557,491, or ($0.019) per share, for the three month period ended January 31, 2007. We have incurred a total comprehensive loss of $4,213,992 from the date of incorporation on September 2, 2003 to January 31, 2008.

At January 31, 2008, there was $669 due to a former director and stockholder. This balance is non-interest bearing, unsecured and has no fixed term of repayment.

There was no cash provided by investing activities for the three month period ended January 31, 2008.

Cash provided by financing activities for the three and nine month period ended January 31, 2008 was $178,071, as compared to $33,967 for the three and nine month period ended January 31, 2007.

At January 31, 2008, there were a total of 5,000,000 share purchase warrants issued and exercisable at $0.50 per share; a total of 3,673,334 share purchase warrants issued and exercisable at $0.25 per share; a total of 2,500,000 share purchase warrants issued and exercisable at $0.15 per share, for a total of 11,173,334 outstanding purchase warrants. The weighted average fair value of warrants granted during the period ended January 31, 2008 was $0.04.

At January 31, 2008, there were no stock options issued and outstanding.

During the period ended January 31, 2008, our officers and directors made contributions to capital for management fees in the amount of $75,000 (January 31, 2007 - $75,000; Cumulative - $175,000).

During the period ended January 31, 2008, we issued 484,211 shares of our restricted common stock, valued at $16,000, to related parties for consulting expenses.

During the period ended January 31, 2008, we issued 1,580,000 private placement shares of restricted common stock at a price of $0.05 per share for total cash proceeds to us of $78,000.

During the period ended January 31, 2008, we issued 1, 200,000 shares of common stock, valued at $0.02 per share, for public relations services.

During the period ended January 31, 2008, we issued 300,000 shares of restricted common stock, valued at $0.05 per share, for consulting services.

During the period ended January 31, 2008, we issued 200,000 shares of common stock, valued at $0.02 per share, for $4,000 in consulting services.

During the period ended January 31, 2008, we issued 380,000 share purchase warrants with a fair value of $5,383. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.25 until September 6, 2012, at which time the share purchase warrant will expire.

During the period ended January 31, 2008, we issued 128,538 shares of common stock, valued at $0.13 per share, for $16,710 in consulting services.

During the period ended January 31, 2008, we issued 113,685 shares of common stock, valued at $0.09 per share, for $10,800 in consulting services

During the period ended January 31, 2008, we issued 666,666 units at a price of $0.15 per unit, for total cash proceeds of $100,000. Each unit consists of one share of restricted common stock and one-half common stock purchase warrant. Each whole common stock purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share for a period of five years from the date of the offering. As of January 31, 2008, all of these share purchase warrants are outstanding and exercisable. The shares underlying the warrants are restricted from trading for a period of one year, as defined by Rule 144 of the Securities Act of 1933.

Liquidity and Capital Resources

We expect our current cash in the bank of $105,884 to sustain our operations and satisfy our cash requirements until we complete our engine technology and are able to generate revenues. In addition, we are relying on additional funds we may receive from the exercise of our outstanding warrants. There is no guarantee, however, that any of our warrant holders will ever exercise their warrants or that any funds generated from such exercises will be sufficient to sustain our operations for the next twelve months. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at January 31, 2008, was $315,715.

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

On August 28, 2006, we entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the period ended January 31, 2008.

On January 27, 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the period ended January 31, 2008.

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

Critical Accounting Policies

The unaudited financial statements as of January 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report, filed on the SEC website at www.sec.gov under our SEC File No. 333-116324.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2007, we filed a Form S-8 Registration Statement to register 5,000,000 shares of common stock  to be used for future issuance in lieu of cash payments to any and all consultants, employees, attorneys, officers and directors for services provided.

During the period ended January 31, 2008, we issued 484,211 shares of our restricted common stock, valued at $16,000, to related parties for consulting expenses.

During the period ended January 31, 2008, we issued 1,580,000 private placement shares of restricted common stock at a price of $0.05 per share for total cash proceeds to us of $78,000.

During the period ended January 31, 2008, we issued 1, 200,000 shares of common stock, valued at $0.02 per share, for public relations services.

During the period ended January 31, 2008, we issued 300,000 shares of restricted common stock, valued at $0.05 per share, for consulting services.

During the period ended January 31, 2008, we issued 200,000 shares of common stock, valued at $0.02 per share, for $4,000 in consulting services.

During the period ended January 31, 2008, we issued 380,000 share purchase warrants with a fair value of $5,383. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.25 until September 6, 2012, at which time the share purchase warrant will expire.

During the period ended January 31, 2008, we issued 128,538 shares of common stock, valued at $0.13 per share, for $16,710 in consulting services.

During the period ended January 31, 2008, we issued 113,685 shares of common stock, valued at $0.09 per share, for $10,800 in consulting services

During the period ended January 31, 2008, we issued 666,666 units at a price of $0.15 per unit, for total cash proceeds of $100,000. Each unit consists of one share of restricted common stock and one-half common stock purchase warrant. Each whole common stock purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share for a period of five years from the date of the offering. As of January 31, 2008, all of these share purchase warrants are outstanding and exercisable. The shares underlying the warrants are restricted from trading for a period of one year, as defined by Rule 144 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

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

Rotoblock Corporation

Date: March 15, 2008

/s/ Liu Chien Chih
By: Liu Chien-Chih, President and Chief Executive Officer

Date: March 15, 2008

/s/ Thomas M. Howard
By: Thomas M. Howard, Treasurer, Chief Financial Officer and Principal Accounting Officer