Form 10KSB
period 2008-04-30
Rotoblock CORP
filed 2008-08-13
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2008

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange  Act

Commission File Number:     333-116324

ROTOBLOCK CORPORATION

(Name of Small Business Issuer In Its Charter)

Nevada                                                                                                     20-08987999
(State or other jurisdiction  of incorporaiton or organization)                     (I.R.S. Employer Employer Identification No.)

300 B Street, Santa Rosa, CA.                                95401
(Address of principal executive offices)                 (Zip Code)

                                                        (707) 578-5220
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

We had no revenues for the fiscal year ended April 30, 2008.

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No [ X ]

As of April 30, 2008, there were 36,196,442 shares of the Registrant's $0.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, issued and utstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant (12,678,127 shares), computed by reference to the closing price on April 30, 2008 ($0.08 per share), is approximately $1,014,250.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No    X

Large Accelerated Filer ____   Accelerated Filer ____  Non-Accelerated Filer   X

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

Item 1. Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are still in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $4,621,706, since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2009.

We maintain our statutory registered agent's office in Carson City, Nevada and our business offices and testing laboratory in Santa Rosa, California.

Acquisition of Patented Rights and Technology

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the  rights, title and interest in and to a patented technology and prototype engine in exchange for shares of our restricted common stock, valued at 0.001 per share. The terms of the Option are as follows:

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

For a consideration of US$100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned Subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for US$1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007). On October 25, 2006, we negotiated an extension to exercise the Option by 37 months. Pursuant to the terms of the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 engines, a  royalty of $20 per engine on the sale of up to 100,000, and a royalty of $2 per engine thereafter. At April 30, 2008 no engines have been sold.

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

-     High power marine outboard motors

-     Auxiliary-power units for the trucking industry

Patents and Trademarks

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the "Subsidiary"), which holds an option entitling it to acquire all of the rights, title and interest in and to the following patents:

Name of Patent	Patent #	Issue Date	Expiration Date

Oscillating Piston Engine -	5,222,463	6/29/1993	6/28/2010
This patent covers the basic Oscillating Piston Engine OPE, all of its parts and functionality

Oscillating Piston Engine for Driving a Ducted Fan -	5,303,546	4/19/1994	4/18/2011
This patent covers the application of the OPE as a means of driving a driving a ducted fan (e.g., aircraft, boat, hovercraft, etc.

Oscillating Piston Engine for an Electrical Charging System	5,323,737	6/28/1994	6/27/2011

for Electrically Powered Vehicles -
This patent covers any applications for an OPE powering an electric charging system for an electrically powered vehicle (e.g., a hybrid vehicle)

Oscillating Piston Engine for Pumping System -	5,324,176	6/28/1994	6/27/2011
This patent covers applications for the OPE being used to power pumping systems.

Oscillating Piston Engine for Helicopters -	5,467,744	11/28/1995	11/20/2012
This patent covers applications for the OPE as a power source to power helicopters

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

Joint Venture Agreements

On January 27, 2006, we entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology.  All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution.  No significant activities occurred in the joint venture during the fiscal year ended April 30, 2008.

On July 18, 2006, we entered into an Engine Development and License Agreement (the “License Agreement”) with an unrelated party, Obvio ! Automotoveiculos S.A. (“Obvio !”), located in Brazil.  Pursuant to the terms of the License Agreement the parties have agreed to enter into a non-exclusive joint venture to develop a third generation OPE suitable for hybrid applications.  Under the terms of the License Agreement, we will grant Obvio ! with a license for OPE technology in consideration of $5,000,000, which will be payable in increments of $500 for each engine installed or sold.  Upon receipt of $5,000,000 from Obvio !,  we will receive royalties of $100 per vehicle sold that incorporates OPE technology.  According to the terms of the License Agreement we have committed to:

i)          keep the OPE patents in good standing and ensure that maintenance fees are paid in a timely manner; and

ii)         exercise the Option for all patents on or before 31 May 2007 or negotiate an extension.

The License Agreement expired during the fiscal year ended Aptil 30, 2008.

On August 28, 2006, we entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles.  No significant activities occurred in the joint venture during the fiscal year ended April 30, 2008.

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

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in our securities.

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.

The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2008 and 2007, we suffered net losses of $576,091and $863,582, respectively. There is no assurance that we can successfully complete our prototype OPE engine or that we will ever generate revenues. See the "Plan of Operation" section in this annual report for a description of management's plans in regard to this issue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing our plans.

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

We have reserved 7,506,668 shares of our common stock for issuance upon exercise of outstanding warrants at prices between $0.15 and $0.25 per share.  Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

Item 3. Legal Proceedings

We are not  currently a party to any pending legal proceeding.  We were named as a defendant filed by a former consultant for breach of contract during the fiscal year ended April 30, 2008; however, on June 3, 2008, the lawsuit was resolved with no financial damages to us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Issuer's common stock is traded on the NASD OTC Bulletin Board under the symbol ROTB. The following table sets forth the high and low closing prices of the common stock during the periods indicated for the fiscal years ended April 30, 2008 and 2007, as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

					Fiscal Years Ending April 30, 2008 and 2007
ROTB - ROTOBLOCK CORP

		BID			ASK				PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME

4/30/2008	0.11	0.055	0.077	0.12	0.06	0.08	0.12	0.055	0.08	3,254,081

1/31/2008	0.135	0.077	0.09	0.15	0.087	0.11	0.15	0.077	0.1	4,603,306

10/31/2007	0.2	0.02	0.12	0.23	0.025	0.13	0.21	0.02	0.13	5,615,563

7/31/2007	0.058	0.021	0.021	0.062	0.25	0.025	0.06	0.021	0.021	2,003,008

4/30/2007	0.096	0.0255	0.05	0.1	0.035	0.054	0.1	0.03	0.05	2,871,626

1/31/2007	0.172	0.075	0.08	0.18	0.079	0.085	0.18	0.075	0.08	5,898,994

10/31/2006	0.19	0.07	0.09	0.2	0.08	0.1	0.2	0.07	0.1	3,014,764

7/31/2006	0.27	0.125	0.125	0.31	0.15	0.15	0.28	0.125	0.15	2,640,819

The closing price of our common stock as reported by the OTCBB on August 1, 2008 was $0.10 per share.

Stockholders

As of July 30, 2008, there were 117 holders of  record of our issued and outstanding common stock.

Dividends

We did not declare or pay cash or other dividends on its common stock during the last two calendar years. We currently have no plans to pay any dividends, although we may do so if our financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans.

Share Purchase Warrants

During the year ended April 30, 2008, we issued a total of 1,000,000 incentive share purchase warrants with an exercise price of  $0.15 per share and 1,046,667 incentive share purchase warrants with an exercise price of $0.25 to our directors, officers, consultants, advisors and employees. The warrants are intended to provide incentives to officers, employees, consultants and advisors (including members of the Board of Directors), who contribute to the success of our company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of our stockholders.

In addition, subsequent to the fiscal year ended April 30, 2008, on May 12, 2008, we issued 800,000 incentive share purchase warrants with an exercise price of $0.15 to our Chief Executive Officer.

On November 15, 2007, we filed a Form S-8 Registration Statement with the SEC to registere 5,000,000 shares of our common stock for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $0.09 per common share; a complete copy of the S-8 can be found on the SEC website at www.sec.gov under our SEC File Number 333-116324.

In the event of a change is made in our capitalization, such as a stock split, which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to outstanding, unexercised warrants and in the exercise price and in the number of shares subject to each outstanding warrant. The Committee also may make provisions for adjusting the number of bonuses or underlying outstanding warrants in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding common stock.

The following share purchase warrants were outstanding at April 30, 2008:

	Exercise price ($)	Number of Warrants	Remaining contractual life (years)

Warrants	0.25	2,960,000	2.71
Warrants	0.15	2,500,000	3.61
Warrants	0.25	380,000	4.35
Warrants	0.25	333,334	4.73
Warrants	0.15	1,000,000	4.92
Warrants	0.25	333,334	4.94
		7,506,668

The following is a summary of warrant activities during the period ended 30 April 2008 and 2007:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	2,046,668	0.20
Exercised	-	-
Expired	(6,502,160)	0.50

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Weighted average fair value of warrants granted during the period ended 30 April 2008		0.06

The weighted average grant date fair value of warrants issued during the year ended April 30, 2008, amounted to $0.06 per warrant (April 30, 2007 – $0.09 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 30 April 2008	As at 30 April 2007

Risk free interest rate	2.65% - 3.72%	4.04 – 4.82%
Expected life	5.0 years	2.0 – 5.0 years
Annualized volatility	119% - 150%	117 – 141%
Expected dividends	-	-

Recent Sales of  Unregistered Securities

Following are descriptions of all unregistered equity securities issued and/or sold during the fiscal year ended April 30, 2008:

i.
During the fiscal year ended April 30, 2008, we issued 1,580,000 private placement restricted shares of common stock at a price of $0.05 per share for total cash proceeds of $78,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ii.	During the fiscal year ended April 30, 2008, we issued 200,000 shares of common stock valued at $0.02 per share for consulting services.

iii.	During the fiscal year ended April 30, 2008, we issued 1,000,000 shares of common stock valued at $0.05 per share for consulting services.

iv.	During the fiscal year ended April 30, 2008, we issued 300,000 shares of common stock valued at $0.05 per share for public relations services.

v.	During the fiscal year ended April 30, 2008, we issued 200,000 shares of common stock valued at $0.02 per share for $4,000 for consulting services.

vi.
During the fiscal year ended April 30, 2008, we issued 380,000 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.25 up to 6 September 2012.

vii.	During the fiscal year ended April 30, 2008, we issued 128,538 shares of common stock valued at $0.13 per share for $16,710 for consulting services.

viii.	During the fiscal year ended April 30, 2008, we issued 84,211 shares of common stock valued at $0.09 per share for $8,000 for consulting services.

ix.	During the fiscal year ended April 30, 2008, we issued 29,474 shares of common stock valued at $0.09 per share for $2,800 for consulting services.

x.
During the fiscal year ended April 30, 2008, we issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000.  Each unit consists of one share of our restricted common stock and one-half  common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.25 per share for a period of five years from the date of offering.  At April 30,  2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.
During the fiscal year ended April 30, 2008, we issued 333,334 units at a price of $0.15 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted share  of our common stock and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.25 per share for a period of five years from the date of offering.  At April 30, 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the fiscal year ended April 30, 2008, we issued 100,000 shares of common stock valued at $0.08 per share for $8,000 for consulting services.

xiii.	During the fiscal year ended April 30, 2008, we issued 133,333 shares of common stock valued at $0.06 per share for $8,000 for consulting services.

xiv.
During the fiscal year ended April 30, 2008, we issued 1,000,000 units valued at $0.06 per unit for consulting services.  Each unit consists of one shares of our restricted common stock and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 per share for a period of five years from the date of offering.  At April 30, 2008, 1,000,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Subsequent to the fiscal year ended April 30, 2008 the following securities were issued:

i.	50,000 shares of common stock valued at $4,000 for consulting services ($0.08 per common share)

ii.
320,000 shares of common stock valued at $96,000 for investor relations ($0.30 per common share).  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.
800,000 sharews of common stock valued at $0.08 per share for $64,000 and 800,000 common share purchase warrants valued at $64,000 for compensation to the chief executive officer of the company. Each common share purchase warrant entitles the holder to purchase one additional share of common stock of the Company at a cost of $0.15,  expiring May 12, 2013. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Since inception, we have issued a total of 7,302,948 shares of our common stock for services valued at $1,122,452. Details of the shares issued for services are as follows:

Date Issued	Numbero of shares	Value ($)	Price per share ($)	Services Provided

24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
30 June 2006	24,513	4,658	0.19	Consulting
3 July 2006	150,000	28,500	0.19	Investor relations
10 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
20 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
29 October 2007	400,000	8,000	0.02	Consulting*
30 October 2007	1,000,000	50,000	0.05	Consulting
30 October 2007	300,000	15,000	0.05	Public relations
9 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
11 December 2007	29,474	2,800	0.09	Consulting
7 February 2008	100,000	8,000	0.08	Consulting*
1 April 2008	133,333	8,000	0.06	Consulting*
1 April 2008	1,000,000	60,000	0.06	Consulting*
Total	7,302,948	1,122,452

*Denotes shares issued for services from related parties.

There were no stock options issued or outstanding at April 30, 2008.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Results of Operations

Fiscal year ended April 30, 2008 compared to the fiscal year ended April 30, 2007

For the fiscal year ended April 30, 2008, we incurred a net operating loss of $576,091, or $0.018 per share, as compared to a net loss of $863,582, or $0.029 per share, for the fiscal year ended April 30, 2007.

We incurred total expenses of $576,091 for the year ended April 30, 2008, as compared to total expenses of $863,582 for the year ended April 30, 2007. The majority of the expense was $207,320, the estimated fair value of incentive shares of our common stock and share purchase warrants issued to directors, officers and employees for services rendered during the period. Our other expenses included $3,495 in public relations and shareholder services for the preparation and dissemination of shareholder information (2007 - $96,679, cumulative - $144,404); $143,908 in professional fees (2007 - $64,562, cumulative - $330,338), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $100,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2007 - $100,000, cumulative - $200,000); $60,664, the fair market value of stock-based compensation issued to our officers, directors and employees in lieu of compensation  (2007 - $414,711, cumulative - $2,376,552); and $45,700 for travel and entertainment expense (2007 - $1,357, cumulative - $85,858).  The balance of general and administrative expenses were attributed to miscellaneous office expense and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased during the fiscal year ended April 30, 2008 due to lower public relations and investor relations expenses. In addition, we paid no rent during the fiscal year ended April 30, 2008.

We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2009.

Liquidity and Capital Resources

We currently have $91,947 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the iscal fyear ended April 30, 2008 was $228,060, attributed to $228,000 from private sales of our common stock units, including share purchase warrants and $60 advanced from a related party.

There were no cash flows provided by or used in investing activities for the fiscal year ended April 30, 2008.

At April 30, 2008, the amount in due to a related party was $658 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On March 30, 2004, we entered into a loan agreement for $500,000, of which $350,000 was received by November 30, 2004.  During the 2006 fiscal year, the principal portion of the loan was paid out in full.  The loan was secured by all the assets of the company, bore interest at 5% per annum and was payable on demand.  Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender and is still due and payable as of the filing of this annual report.

On April 30, 2007, we entered into a convertible promissory note agreement, for $10,000 cash.  The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares by November 13, 2008.

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

Item 7. Financial Statements

See our audited financial statements immediately following the signature page of this Form 10-KSB.

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

On November 9, 2006, we engaged the services of James Stafford Chartered Accountants, with offices in Vancouver, B.C., Canada, a PCAOB registered firm, as our principal accountant to review, audit and certify our financial statements for the balance of the fiscal year ended April 30, 2007 and 2008. The decision to appoint James Stafford Chartered Accountants as our principal accounting firm was unanimously approved by written consent of the Board of Directors of Registrant on November 9, 2006.
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

However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended April 30, 2008.

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Chien Chih Liu, Chief Executive Officer	November 1, 2007 to present	37
Mr. Liu has over 15 years of experience in international trade and project management. From 2002 to 2007, he wasVice President of Tianyi Group, a company engagd in the business of international trade and project management in California.  Prior to Tianyi Group, he was in the real estate investment business in both the US an dChina. Mr. Liu received a BS in Chemical Engineering fromn the University of California-Berkeley. He devotes his time as required to the business of our company.

Richard Di Sfefano, Chief Financial Officer, Principal Accounting Officer and Director	June 5, 2008 to present	32
Mr. DiStefano is a business strategist with over 13 years experience managing multiple product lines in both the corporate and entrepeneurial environments. From 2004 to the present, he has been the owner/operator of Premier Wireless, a retail multi-carrier phone sales and service outlet business. He grew the company from one outlet to 12 in 36 months in premium mall locations and formed dealer relationships with Sprint, Verizon, Cingular, T-Mobile and Metro PCS.  In addition, from 2004 to the present, Mr. DiStefano is a Director of Produt Mobile for Match.com, where he has developed andf launched SMS alerts, an integrated WAP site and Brew downloadable client applications with AT&T, Sprint, Virgin, Alltel and Telefonica in Spain. He has led the global on-deck expansion of Match.com into the U K and Spain with Vodafone and Orange,  and created and launched the model for Match and MSN dating and personals in the US and 14 other countries, including contract negotiations.  He received a BS Degree in Rhetoric and Communications from the University of California-Davis in 1998 and a Law Degree from Lincoln Law School in Sacramento, CA. in 2004. Mr. DiStefano devotes his time as required to the business of our company.

Mariya Petrovska, Secretary and Director	April 18, 2007 to Present	24
Ms. Petrovska was appointed a  director and corporate secretary of the company in April 2007 when the former secretary and director, Renay Cude, resigned. She graduated from Sonoma State University in May 2006 with a Bachelors Degree in Communications and has worked as an intern for the Comunications and Public Relations Firm in San Francisco, CA, where she assisted with various marketing and promotions campaigns. After graduation, Ms. Petrovska joined ZAP, a publicly-traded company, where she worked as a Marketing and Event Coordinator. Ms. Petrovska has travelled extensively throughout Europe, living in the Middle East and completing a year at St. Louis University in Madrid, Spain. Ms. Petrovska devotes her time as required to the business of our company.

Ching Chen Chan, Director	September 26, 2005 51 to Present
Professor at the University of Hong Kong and one of China's foremost authorities on drive train design and engineering. He has been called the "Father of Asian Electric Vehicles" by Global View Magazine 2003 and has been actively involved in electric vehicle (EV) projects in China, India, Japan, United States and Europe. In 2001, Asiaweek selected Chan as "Asia's Best Technology Pioneer". He has authored and co-authored eight books and over 220 technical papers and holds eight patents. His 2001 book "Modern Electric Vehicle Technology" is considered a comprehensive reference book on the subject. Professor Chan is a member of the National Committee of the Chinese People's Political Consultative Conference and Chief Panelist for the Ministry of Science and Technology. He is the Science & Technology advisor for Shandong Province, as well as Chief Advisor on EVs for the Mayor of Wuhan. He founded the International Research Centre for EVs at the University of Hong Kong, hosted the 10th International EV Symposium in Hong Kong and co-founded the World EV Association. He has also served as the President of EV Association of Asia Pacific, President of the Hong Kong Institution of Engineers, and is now Vice President of the Hong Kong Academy of Engineering Sciences and President of the Asian EV Society. Professor Chan was born to a Chinese entrepreneurial family in Indonesia. He obtained his academic credentials from Tsinghua University and the University of Hong Kong and holds honorary degrees from universities in Russia, Ukraine and the United Kingdom. He worked for 11 years in the research and development of electric machines and power systems; and for 29 years in polytechnic and universities devoted to teaching and research in electrical engineering. He has also served as a guest lecturer in the U.S. at UC Berkeley, MIT and UC Davis. Mr Chan devotes his time as required to the business of our company.

Steve Schneider, Director	August 11, 2005 to present	45
Mr. Schneider is a director and Chief Executive Officer of ZAP since October 26, 2002. ZAP is an advanced technology vehicle distributor. Under Mr. Schneider’s leadership, the company obtained over 2 billion dollars in purchase orders; over $400 million in revolving credit, successfully brought to market America’s highest fuel economy vehicle as well as bringing the first production Chinese and electric vehicle to the U.S. In 2001, Mr. Schneider founded Voltage Vehicles, an electric vehicle distribution company specializing in electric vehicles and full-performance alternative fuel vehicles such as automobiles, motorcycles, and bicycles. Mr. Schneider devotes his time as required to the business of our company.

Tony R. Collins, Vice President of Corporate Development and Technology	December 1, 2006 to present	35
 Prior to joining the Registrant, Mr. Collins most recently served as President of Merchant West Communications from 2004 to 2006. From 2001 to 2004, Mr. Collins was Corporation Communications Director for Skyline Marketing Group. From 1998 to 2001, Mr. Collins was in senior management positions with Indus Investment Group and Molson Indy Vancouver, respectively. Mr. Collins is a resident of Vancouver, British Columbia, Canada. Mr. Collins devotes his time as required to the business of our company.

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

The following table sets out the compensation received for the fiscal years ended April 30, 2008 and 2007 with respect to each of the individuals who were our chief executive officers at any time during the last fiscal year and the  most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION					LONG-TERM COMPENSATION

					Awards		Payouts
					Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation
	FISCAL YEAR COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
		($)	($)

Chien Chih Liu, Chief Executive Officer	2008	110,000(1)	64,000 (2)	0	0	2,000,000 (1)	0	800,000
	2007	0	0	0	0	0	0	0

Richard Di Stefano, Chief Financial Officer	2008	0	27,500 (2)	0	0	250,000 (2)	0	0
	2007	0	0	0	0	0	0	0

Mariya Petrovska, Secretary	2008	0	2,000 (2)	0	0	0	0	100,000
	2007	0	0	0	0	0	0	0

Tony R. Collins, VP of Development	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

(1) Chien Chih Liu, our Chief Executive Office since October 2007, received 2,000,000 shares of our restricted common stock, valued at $110,000 in lieu of compensation.

(2) Chien Chih Liu received a bonus of 800,000 shares of our restricted common stock, valued at $124,000.  Richard Di Stefano, our Chief Financial Officer received a bonus of  250,000 shares of our restricted common stock, valued at $27,500. Mariya Petrovska, our Corporate Secretary received a bonus of  100,000 shares of our restricted common stock, valued at $2,000.

There are no employment agreements, other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.  None of our executive officers and/or directors receive cash renumeration for their services.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed fiscal year

During the fiscal years ended April 30, 2008, officers and directors received common stock share purchase warrants exercisable at a per share price of $0.15, expiring between March - May, 2013. The following table sets out the common stock share purchase warrants granted in lieu of salaries and/or bonuses during the fiscal years ended April 30, 2008 to the Named Executive Officers:

OPTION/SAR GRANTS - INDIVIDUAL GRANTS - 2008

Name and Tital	Number of Securitiews Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date

Chien Chih Liu, Chief Executive Officer	1,800,000	100%	$0.15	March-May 2013

The following table sets out all option/SARs and warrants which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised Options/SARs at FY-End ($)

Chieh Chih Liu	0	0	1,800,000	124,000

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 36,196,442 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Chien Chih Liu	Chief Executive Officer	2,800,000	10%
300 B Street		Direct
Santa Rosa, CA. 95401

Autodistributors	None	3,390,568	9%
300 B Street		Direct
Santa Rosa, CA. 95401

All Officers and Directors as a group (3)		2,000,000	5%

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

Item 12.  Certain Relationships and Related Transactions

At April 30, 2008, a total of $658 was due and payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended April 30, 2008, we issued 1,800,000 share purchase warrants to our officers and directors; each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 until  March-May, 2013.

During the fiscal year ended April 30, 2008, officers and directors made contributions to capital for management fees in the amount of $100,000.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

Item 13.  Exhibits

The following Exhibits 3(i) and 3 (ii), marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form  SB-2 Registration Statement, filed on 6/7/04 under our SEC File Number 333-116324 on the SEC website at www.sec.gov. Exhibit 99.1 can be found in its entirety in our Form 10K-SB for the fiscal year ended April 30, 2006, filed on 7/31/06. These exhibits are incorporated herein by this reference.

Exhibit No.                  Description

* 3(i)                            Articles of Incorporation

* 3(ii)                            Bylaws

 23.1                             Consent of Accountants

23.2                              Consent of  Former Accountants

31.1                              Sec. 302 Certification of Principal Executive Officer/CEO

31.2                              Sec. 302 Certification of Principal Accounting Officer/CFO

32.1                              Sec. 906 Certification of Principal Executive Officer/CEO

32.2                              Sec. 906 Certification of Principal Accounting Officer/CFO

*99                               Agreement with Obvio! Automotoveiculos S.A.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2008 were $9,712 and $8,716 for the fiscal year ended April 30, 2007. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended April 30, 2008 were $8,688.

Audit Related Fees

We incurred no fees for the fiscal years ended April 30, 2008 and 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended April 30, 2008 and 2007 were nil.

All Other Fees

We incurred $481 in other fees during the fiscal years ended April 30, 2008 and 2007 for products and services rendered by our principal accountants.

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

·
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

·
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

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: August 1, 2008

/s/  Richard Di Stefano

Dated: August 1, 2008

By: Richard Di Stefano, Chief Financial Officer
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
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rotoblock Corporation
(A Development Stage Company)

We have audited the consolidated balance sheets of Rotoblock Corporation as at 30 April 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotoblock Corporation as of 30 April 2008 and 2007, and the results of its operations, its cash flows and its changes in stockholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford

Vancouver, Canada
Chartered Accountants

15 July 2008

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 April 2008	As at 30 April 2007
	$	$
Assets

Current
Cash and cash equivalents	91,947	1,482
Accounts receivable	219	199
Prepaid expenses	26,072	149,818

	118,238	151,499

Patents (Note 3)	108,745	108,745

	226,983	260,244
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	10,281	32,675
Convertible promissory note payable (Note 6 and 12)	10,000	10,000
Due to related party (Note 8)	658	598
Interest payable (Notes 5 and 12)	11,705	11,705

	32,644	54,978

Stockholders’ equity
Capital stock (Note 10)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 April 2008 – 36,196,442 common shares, par value $0.001
30 April 2007 – 30,440,886 common shares, par value $0.001	36,196	30,440
Additional paid-in capital	4,669,814	4,224,699
Warrants	114,303	-
Accumulated comprehensive loss	(4,268)	(4,258)
Deficit, accumulated during the development stage	(4,621,706)	(4,045,615)

	194,339	205,266

	226,983	260,244

Nature and Continuance of Operations (Note 1) Commitments (Note 12) Contingency (Note 14) and Subsequent Events (Note 15)

On behalf of the Board:

                            /s/  ___________________________________________        /s/_______________________________________
                                           Director                                                                      Director

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 2 September 2003 to 30 April 2008 (Unaudited)	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$

Expenses
General and administrative (Schedule 1)	4,449,494	576,091	878,582

Net loss before other items	(4,449,494)	(576,091)	(878,582)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Write-off of property and equipment	(9,870)	-	-
Write-off of related party receivable	(162,204)	-	15,000

Loss for the period	(4,621,706)	(576,091)	(863,582)

Basic and diluted loss per common share		(0.018)	(0.029)

Weighted average number of common shares used in per share calculations		32,598,893	29,470,208

Comprehensive loss
Loss for the period	(4,621,706)	(576,091)	(863,582)
Foreign currency translation adjustment	(4,268)	(10)	(5)

Comprehensive loss	(4,625,974)	(576,101)	(863,587)

Comprehensive loss per common share		(0.018)	(0.029)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2008 (Unaudited)	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$

Cash flows from operating activities
Loss for the period	(4,621,706)	(576,091)	(863,582)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 9 and 13)	200,000	100,000	100,000
Depreciation	3,968	-	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 9, 10 and 13)	1,096,378	300,256	307,424
Stock-based compensation (Notes 10 and 13)	2,376,552	60,664	414,711
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(219)	(20)	487
Decrease in prepaid expenses		-	1,369
Increase (decrease) in accounts payable and accrued liabilities	10,283	(22,394)	5,193

	(735,965)	(137,585)	(34,398)

Cash flows from investing activities
Purchase of equipment	(13,838)	-	-
Purchase of patents	(108,745)	-	-
			-
	(122,583)	-
Cash flows from financing activities
Common shares issued for cash	880,466	174,361	24,000
Warrants granted for cash	53,639	53,639	-
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	10,000
Increase in due to related party	658	60	1

	954,763	228,060	34,001

Foreign exchange effect on cash	(4,268)	(10)	(5)

Increase (decrease) in cash and cash equivalents	91,947	90,465	(402)

Cash and cash equivalents, beginning of period	-	1,482	1,884

Cash and cash equivalents, end of period	91,947	91,947	1,482

 Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional Paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004 (Unaudited)	15,000,000	15,000	23,664	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005 (Unaudited)	25,000,000	25,000	513,664	-	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 10)	548,160	548	142,893	-	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 10)	2,418,130	2,418	751,459	-	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 10)	611,048	611	176,593	-	-	-	177,204
Warrants exercised ($0.25 per share) (Note 10)	40,000	40	9,960	-	-	-	10,000
Stock-based compensation (Note 8)	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 10)	114,286	114	23,886	-	-	-	24,000
Shares issued for services rendered (Note 10)	1,709,262	1,709	190,356	-	-	-	192,065
Contribution to capital by related parties – services (Notes 9 and 10)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Note 10)	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional Paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
			$	$	$	$	$

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($0.05 per share) (Note 10)	2,580,000	2,580	171,781	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered (Notes 10 and 13)	3,175,556	3,176	173,334	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Note 10)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the period	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	36,196,442	36,196	4,669,814	114,303	(4,268)	(4,621,706)	194,339

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2008 (Unaudited)	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$

Consulting fees (Notes 9 and 13)	667,772	207,320	114,935
Depreciation	3,968	-	-
Foreign exchange loss	1,545	-	195
Interest	16,458	714	540
Investor relations	143,878	-	45,358
Listing, filing and transfer agent fees	36,448	7,865	7,294
Management fees (Notes 9 and 13)	200,000	100,000	100,000
Office and sundry	48,812	6,425	4,672
Professional fees	330,338	143,908	64,562
Public relations and shareholder information	144,404	3,495	96,679
Rent	79,205	-	27,861
Research and development	314,256	-	418
Stock-based compensation	2,376,552	60,664	414,711
Travel and entertainment	85,858	45,700	1,357

	4,449,494	576,091	878,582

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

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

The Company’s financial statements as at 30 April 2008 for the years then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $576,091 for the year ended 30 April 2008 and has working capital of $85,594 at 30 April 2008.

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2008.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

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
30 April 2008

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS No. 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending April 30, 2007.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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
30 April 2008

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 30 April 2008, no engines have been sold.

	Balance at 30 April 2008	Balance at 30 April 2007
	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Interest Payable

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

7.	Joint Venture Agreement

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the years ended 30 April 2007 and 2008.

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

The License Agreement expired during the year ended 30 April 2008.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the years ended 30 April 2007 and 2008.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

8.	Due to Related Party

As at 30 April 2008, the amount in due to a related party consists of $658 (30 April 2007 - $598) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

9.	Related Party Transactions

During the year ended 30 April 2008, officers and directors of the Company made contributions to capital for management fees of $100,000 (30 April 2007 - $100,000, cumulative - $200,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the year ended 30 April 2008, the Company issued 1,717,544 shares for a fair value of $92,000 to related parties that was included in consulting expenses (Note 13).

10.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc. (Note 1).  Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit.  Each unit consists of one common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering.  As at 30 April 2008, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants.  As at 30 April 2008, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory (Note 7).

vi.
During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877.  Of this amount, $6,843 was expensed during the period ended 30 April 2008 (30 April 2007 - $226,098; Cumulative - $668,669) and the remaining $85,208 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

vii.
During the year ended 30 April 2007, the Company issued 114,286 restricted common shares at a price of $0.21 per share.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.	During the year ended 30 April 2007, the Company issued 24,513 common shares at a price of $0.19 per share for consulting services.

ix.	During the year ended 30 April 2007, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services.

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares for legal services valued at $5,000.  Of this amount, $1,140 was expensed during the period ended 30 April 2008 (30 April 2007 - $2,992; Cumulative - $4,132) and the remaining $868 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

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

xiv.
During the year ended 30 April 2007, the Company issued 800,000 common shares at a price of $0.12 per share for public relations services.  Of this amount, $55,759 was expensed during the current year (30 April 2007 - $40,241, Cumulative - $96,000).  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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
30 April 2008

xxi.	During the year ended 30 April 2007, the Company recognized stock compensation expense of $116,825 on the amendment of the expiry date of 3,000,000 warrants issued on 24 August 2005 to 24 August 2009.

xxii.
During the period ended 30 April 2008, the Company issued 1,580,000 private placement restricted common shares at a price of $0.05 per share for total cash proceeds of $78,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiii.	During the period ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for consulting services. Of this amount, $4,000 was expensed during the period.

xxiv.
During the period ended 30 April 2008, the Company issued 1,000,000 common shares valued at $0.05 per share for consulting services.  Of this amount, $25,546 was expensed during the period (30 April 2007 - $nil, Cumulative - $25,546), and the remaining $24,454 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxv.
During the period ended 30 April 2008, the Company issued 300,000 common shares valued at $0.05 per share for public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. Of this amount, $15,000 was expensed during the prior year.

xxvi.	During the period ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for $4,000 for consulting services.

xxvii.
During the period ended 30 April 2008, the Company issued 380,000 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 6 September 2012.

xxviii.
During the period ended 30 April 2008, the Company issued 128,538 common shares valued at $0.13 per share for $16,710 for consulting services.  Of this amount, $16,067 was expensed during the period (30 April 2007 - $nil, Cumulative - $16,067), and the remaining $643 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxix.	During the period ended 30 April 2008, the Company issued 84,211 common shares valued at $0.09 per share for $8,000 for consulting services.

xxx.
During the period ended 30 April 2008, the Company issued 29,474 common shares valued at $0.09 per share for $2,800 for consulting services.  Of this amount, $2,692 was expensed during the period (30 April 2007 - $nil, Cumulative - $2,692), and the remaining $108 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxxi.
During the period ended 30 April 2008, the Company issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 30 April 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxii.
During the period ended 30 April 2008, the Company issued 333,334 units at a price of $0.15 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 30 April 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiii.	During the period ended 30 April 2008, the Company issued 100,000 common shares valued at $0.08 per share for $8,000 for consulting services.

xxxiv.	During the period ended 30 April 2008, the Company issued 133,333 common shares valued at $0.06 per share for $8,000 for consulting services.

xxxv.
During the period ended 30 April 2008, the Company issued 1,000,000 units valued at $0.06 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 30 April 2008, 1,000,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

Details of common shares issued for services are as follows:

Date Issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
30 June 2006	24,513	4,658	0.19	Consulting
3 July 2006	150,000	28,500	0.19	Investor relations
10 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
20 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
29 October 2007	400,000	8,000	0.02	Consulting*
30 October 2007	1,000,000	50,000	0.05	Consulting
30 October 2007	300,000	15,000	0.05	Public relations
9 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
11 December 2007	29,474	2,800	0.09	Consulting
7 February 2008	100,000	8,000	0.08	Consulting*
1 April 2008	133,333	8,000	0.06	Consulting*
1 April 2008	1,000,000	60,000	0.06	Consulting*
Total	7,302,948	1,122,452

*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	2.71
Warrants	0.15	2,500,000	3.61
Warrants	0.25	380,000	4.35
Warrants	0.25	333,334	4.73
Warrants	0.15	1,000,000	4.92
Warrants	0.25	333,334	4.94

		7,506,668

The following is a summary of warrant activities during the period ended 30 April 2008 and 2007:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2006	14,462,160	0.45

Granted	2,500,000	0.15
Exercised	-	-
Expired	(5,000,000)	0.50

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Weighted average fair value of warrants granted during the year ended 30 April 2007		0.09

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	2,046,668	0.20
Exercised	-	-
Expired	(6,502,160)	0.50

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Weighted average fair value of warrants granted during the period ended 30 April 2008		0.06

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

The weighted average grant date fair value of warrants issued during the periods ended 30 April 2008 amounted to $0.06 per warrant (30 April 2007 - $0.09 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 30 April 2008	As at 30 April 2007

Risk free interest rate	2.65% - 3.72%	4.04 – 4.82%
Expected life	5.0 years	2.0 – 5.0 years
Annualized volatility	119% - 150%	117 – 141%
Expected dividends	-	-

Restricted Common Shares

During the period ended 30 April 2008, the Company issued 5,755,556 common shares (30 April 2007 – 1,823,548 common shares).  Of these, 3,880,000 common shares (30 April 2007 – 1,083,036 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 30 April 2008, a total of 36,196,442 common shares are outstanding.  Of these, 23,518,315 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

      The Company has losses carried forward for income tax purposes to 30 April 2008.  There are no current or deferred tax expenses for the year ended 30 April 2008 due to the
          Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

      The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$

Deferred tax asset attributable to:
Current operations	195,871	293,618
Contributions to capital by related party – expenses	(34,000)	(34,000)
Stock-based compensation	(20,626)	(141,002)
Less: Change in valuation allowance	(141,245)	(118,616)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 30 April 2008 and 30 April 2007 is as follows:

	As at 30 April 2008	As at 30 April 2007
	$	$

Net operating loss carry forward	2,045,154	1,629,726

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	695,352	(554,107)
Less: Valuation allowance	(695,352)	(554,107)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2008, the Company has unused non-capital losses for Canadian tax purposes of approximately $666,382 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

    As at 30 April 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,595,266 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2028.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2008

12.         Commitments

i.
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

iii.
On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $0.09 per common share (Note 13).

13.         Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 30 April 2008 (Unaudited)	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 30 April 2008, officers and directors of the Company made contributions to capital for management fees of $100,000 (2007 - $100,000; Cumulative - $200,000) (Note 9).

The Company has issued common shares of the Company for services rendered (Note 9 and 10)

On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12).

14.     Contingency

The Company was named in the lawsuit as a defendant versus a former consultant for the breach of contract. On 3 June 2008, the law suit was resolved (Note 15).

15.         Subsequent Events

Subsequent to 30 April 2008 the following events occurred:

i.	The Company issued 50,000 common shares valued at $4,000 for consulting services ($0.08 per common share).

ii.
The Company issued 320,000 common shares valued at $96,000 for investor relations ($0.30 per common share).  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.
The Company issued 800,000 common shares valued at $0.08 per share for $64,000 and 800,000 warrants valued at $64,000 for compensation to the chief executive officer of the company. Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $0.15 expiring 12 May 2013. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iv.
The Company signed a term sheet to acquire 51 percent majority interest in Hikom Gottel Corporation for US $25,000,000 in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings.

v.	The lawsuit that the Company was in as a defendant was resolved with no financial damages for the Company (Note 14).

REPORT OF FORMER AUDITORS FOR FISAL YEAR ENDED APRIL 30, 2006

STALEY, OKADA & PARTNERS CHARTERED ACCOUNTANTS	Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

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