Form 10-Q
period 2008-07-31
Rotoblock CORP
filed 2008-09-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2008

Commission File Number:     333-116324

ROTOBLOCK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada                                                                                                     20-08987999
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Employer Identification No.)

300 B Street, Santa Rosa, CA.                                95401
(Address of Principal Executive Offices)                 (Zip Code)

                                                        (707) 578-5220
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No  X

At July 31, 2008, there were 38,033,109 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement annual report on Form 10-KSB for the fiscal year ended April 30, 2008, filed with the U.S. Securities and Exchange Commission on August 13, 2008, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 July 2008 (Unaudited)	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	79,567	91,947
Accounts receivable	217	219
Prepaid expenses	93,431	26,072

	173,215	118,238

Patents (Note 3)	108,745	108,745
Property and equipment (Note 4)	2,842	-

	284,802	226,983
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	28,375	10,281
Convertible promissory note payable (Notes 7, 13 and 16)	10,000	10,000
Due to related party (Note 9)	652	658
Interest payable (Notes 6 and 13)	11,705	11,705
Obligation to issue shares (Note 13)	4,000	-

	54,732	32,644

Stockholders’ equity
Capital stock (Note 11)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 July 2008 – 38,033,109 common shares, par value $0.001
30 April 2008 – 36,196,442 common shares, par value $0.001	38,033	36,196
Additional paid-in capital	4,928,452	4,669,814
Warrants	280,274	114,303
Accumulated comprehensive loss	(4,264)	(4,268)
Deficit, accumulated during the development stage	(5,012,425)	(4,621,706)

	230,070	194,339

	284,802	226,983

Nature and Continuance of Operations (Note 1), Commitments (Note 13), Contingency (Note 15) and
Subsequent Event (Note 16)

On behalf of the Board:

/s/ Chien Chih Liu, Director

/s/ Richard Di Stefano, Director

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 2 September 2003 to 31 July 2008 (Unaudited)	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007
	$	$	$

Expenses
General and administrative (Schedule 1)	4,840,213	390,719	65,634

Net loss before other items	(4,840,213)	(390,719)	(65,634)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Write-off of property and equipment	(9,870)	-	-
Write-off of related party receivable	(162,204)	-	-

Loss for the period	(5,012,425)	(390,719)	(65,634)

Basic and diluted loss per common share		(0.010)	(0.002)

Weighted average number of common shares used in per share calculations		37,380,210	30,440,886

Comprehensive loss
Loss for the period	(5,012,425)	(390,719)	(65,634)
Foreign currency translation adjustment	(4,264)	4	(4)

Comprehensive loss	(5,016,689)	(390,715)	(65,638)

Comprehensive loss per common share		(0.010)	(0.002)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2008 (Unaudited)	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007
	$	$	$

Cash flows from operating activities
Loss for the period	(5,012,425)	(390,719)	(65,634)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 10 and 14)	225,000	25,000	25,000
Depreciation	4,066	98	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 10, 11, 13 and 14)	1,262,019	165,641	27,571
Stock-based compensation (Notes 11 and 14)	2,523,998	147,446	-
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(217)	2	(9)
Increase in accounts payable and accrued liabilities	28,377	18,094	11,838

	(770,403)	(34,438)	(1,234)

Cash flows from investing activities
Purchase of equipment	(16,778)	(2,940)	-
Purchase of patents	(108,745)	-	-
			-
	(125,523)	(2,940)
Cash flows from financing activities
Common shares issued for cash	886,941	6,475	-
Warrants granted for cash	72,164	18,525	-
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	-
Increase in due to related party	652	(6)	28

	979,757	24,994	28

Foreign exchange effect on cash	(4,264)	4	(4)

Increase (decrease) in cash and cash equivalents	79,567	(12,380)	(1,210)

Cash and cash equivalents, beginning of period	-	91,947	1,482

Cash and cash equivalents, end of period	79,567	79,567	272

   Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	15,000,000	15,000	(15,000)	-	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004 (Unaudited)	15,000,000	15,000	23,664	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)	10,000,000	10,000	490,000	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005 (Unaudited)	25,000,000	25,000	513,664	-	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 11)	548,160	548	142,893	-	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 11)	2,418,130	2,418	751,459	-	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 11)	611,048	611	176,593	-	-	-	177,204
Warrants exercised ($0.25 per share) (Note 11)	40,000	40	9,960	-	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 11)	114,286	114	23,886	-	-	-	24,000
Shares issued for services rendered (Note 11)	1,709,262	1,709	190,356	-	-	-	192,065
Contribution to capital by related parties – services (Notes 10 and 11)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Note 11)	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
			$	$

					$	$	$

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($0.07 per share) (Note 11)	2,580,000	2,580	171,781		-	-	174,361
				-
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered (Notes 11 and 14)	3,175,556	3,176	173,334		-	-	176,510
				-
Contribution to capital by related parties – services (Notes 10 and 14)	-	-	100,000		-	-	100,000
				-
Stock-based compensation (Note 11)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-		(10)	-	(10)
				-
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	36,196,442	36,196	4,669,814	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($0.04 per share) (Note 11)	166,667	167	6,308		-	-	6,475
				-
Warrants granted	-	-	-	18,525			18,525
Shares issued for services rendered (Notes 11 and 14)	1,670,000	1,670	227,330		-	-	229,000
				-
Contribution to capital by related parties – services (Notes 10 and 14)	-	-	25,000		-	-	25,000
				-
Stock-based compensation (Note 11)	-	-	-		-	-	147,446
				147,446
Foreign currency translation adjustment	-	-	-		4	-	4
				-
Net loss for the period	-	-	-	-	-	(390,719)	(390,719)

Balance at 31 July 2008	38,033,109	38,033	4,928,452	280,274	(4,264)	(5,012,425)	230,070

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2008 (Unaudited)	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007
	$	$	$

Consulting fees (Notes 10, 13 and 14)	785,649	117,877	24,197
Depreciation	4,066	98	-
Foreign exchange loss	1,545	-	-
Interest	16,492	34	133
Investor relations	173,862	29,984	-
Listing, filing and transfer agent fees	40,143	3,695	-
Management fees (Notes 10 and 14)	225,000	25,000	25,000
Office and sundry	53,043	4,231	227
Professional fees	350,873	20,535	16,077
Public relations and shareholder information	166,815	22,411	-
Rent	79,205	-	-
Research and development	314,256	-	-
Stock-based compensation	2,523,998	147,446	-
Travel and entertainment	105,266	19,408	-

	4,840,213	390,719	65,634

The accompanying notes are an integral part of these financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

1.	Nature and Continuance of Operations

Rotoblock Corporation (the “Company”) was incorporated under the laws of the State of Nevada on 22 March 2004.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company is focused on the development and manufacturing of a new type of patented oscillating piston engine and other energy-efficient and environmental equipment in China for distribution worldwide.  No revenue has been derived during the organization period and the Company’s planned principle operations have not commenced.

The Company’s consolidated financial statements as at 31 July 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $390,719 for the three month period ended 31 July 2008 (31 July 2007 – $65,634) and has working capital of $118,483 at 31 July 2008 (30 April 2008 – $85,594).

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

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada.  The accompanying consolidated financial statements are the historical financial statements of Rotoblock Inc.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 July 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

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
31 July 2008

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

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

        Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

Equipment and depreciation

        Equipment has been recorded at cost, net of accumulated depreciation.  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of 5 years at 20% (Note 4).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.  Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, consolidated financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Patents

On 15 September 2003, the Company entered into an option agreement (the “Option”) to purchase certain patents related to the Oscillating Piston Engine (the “OPE Patents”).  Under the terms of the Option, the Company is required to pay $100,000 in cash by 31 May 2004 (paid) plus interest at the rate of 24% per annum calculated from 31 January 2004 until the $100,000 cash was paid (total interest paid – $8,745), and $1,500,000 in cash by 2 June 2007.

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 July 2008, no engines have been sold.

	Balance at 31 July 2008	Balance at 30 April 2008
	$	(Audited) $

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

4.	Property and Equipment

	Cost	Accumulated amortization	Net Book Value as at 31 July 2008
	$	$	$
Equipment	2,940	98	2,842

	2,940	98	2,842

During the three month period ended 31 July 2008, total additions to property and equipment were $2,940 (31 July 2007 – $Nil).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Interest Payable

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

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note is non-interest bearing, unsecured and repayable in cash or 100,000 common shares of the Company by 13 November 2008 (Notes 13 and 16).

8.	Joint Venture Agreement

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the year ended 30 April 2008 and the three months ended 31 July 2008.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the year ended 30 April 2008 and the three months ended 31 July 2008.

In May 2008, the Company signed a term sheet to acquire 51 percent majority interest in Hikom Gottel Corporation for US $25,000,000 in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

9.	Due to Related Party

As at 31 July 2008, the amount in due to a related party consists of $652 (30 April 2008 – $658) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

10.	Related Party Transactions

During the three months ended 31 July 2008, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2007 – $25,000, cumulative – $225,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

During the three months ended 31 July 2008, the Company issued 1,183,333 shares for a fair value of $111,500 to related parties that was included in consulting expenses (Notes 11 and 14).

During the three months ended 31 July 2008, the Company granted 800,000 warrants for a fair value of $147,446 to related parties that was included in stock compensation expense (Note 11).

11.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc. (Note 1).  Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit.  Each unit consists of one common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering.  As at 31 July 2008, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants.  As at 31 July 2008, 2,960,000 share purchase warrants in this series remain outstanding.

v.	During the year ended 30 April 2006, the Company issued 611,048 common shares valued at a price of $0.29 per share for the acquisition of inventory.

vi.	During the year ended 30 April 2006, the Company issued 2,418,130 common shares for services valued at $753,877.

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

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares for legal services valued at $5,000.  Of this amount, $350 was expensed during the period ended 31 July 2008 (30 April 2008 – $1,140; Cumulative – $4,482) and the remaining $518 was classified as prepaid expense which will be expensed as the services are received in subsequent periods.

xi.	During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services.

xii.	During the year ended 30 April 2007, the Company issued 69,000 common shares valued at $6,210 for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

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

xx.
During the year ended 30 April 2008, the Company issued 1,580,000 private placement restricted common shares at a price of $0.05 per share for total cash proceeds of $78,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxi.	During the year ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for consulting services.

xxii.
During the year ended 30 April 2008, the Company issued 1,000,000 common shares valued at $0.05 per share for consulting services.  Of this amount, $12,569 was expensed during the period (30 April 2008 – $25,546, cumulative – $38,115), and the remaining $11,885 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxiii.
During the year ended 30 April 2008, the Company issued 300,000 common shares valued at $0.05 per share for public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. Of this amount, $15,000 was expensed during the prior year.

xxiv.	During the year ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for $4,000 for consulting services.

xxv.
During the year ended 30 April 2008, the Company issued 380,000 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 6 September 2012.

xxvi.
During the year ended 30 April 2008, the Company issued 128,538 common shares valued at $0.13 per share for $16,710 for consulting services.  Of this amount, $643 was expensed during the period (30 April 2008 – $16,067, cumulative – $16,710).

xxvii.	During the year ended 30 April 2008, the Company issued 84,211 common shares valued at $0.09 per share for $8,000 for consulting services.

xxviii.
During the year ended 30 April 2008, the Company issued 29,474 common shares valued at $0.09 per share for $2,800 for consulting services.  Of this amount, $108 was expensed during the period (30 April 2008 – $2,692, cumulative – $2,800).

xxix.
During the year ended 30 April 2008, the Company issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 30 April 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the year ended 30 April 2008, the Company issued 333,334 units at a price of $0.15 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 30 April 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxi.	During the year ended 30 April 2008, the Company issued 100,000 common shares valued at $0.08 per share for $8,000 for consulting services.

xxxii.	During the year ended 30 April 2008, the Company issued 133,333 common shares valued at $0.06 per share for $8,000 for consulting services.

xxxiii.
During the year ended 30 April 2008, the Company issued 1,000,000 units valued at $0.06 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 30 April 2008, 1,000,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiv.
During the three month period ended 31 July 2008, the Company issued 50,000 common shares valued at $0.08 per share for $4,000 for consulting services.  Of this amount, $1,626 was expensed during the period (30 April 2008 – $Nil, cumulative – $1,626), and the remaining $2,374 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxxv.
During the three month period ended 31 July 2008, the Company issued 320,000 common shares valued at $0.30 per share for $96,000 in investor relations.  Of this amount, $29,984 was expensed during the period (30 April 2008 – $Nil, cumulative – $29,984), and the remaining $66,016 was classified as prepaid expense which will be expensed as the investor relations services are received in subsequent periods.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

xxxvii.
During the three month period ended 31 July 2008, the Company issued 50,000 common shares valued at $0.15 per share for $7,500 in public relations.  Of this amount, $4,863 was expensed during the period (30 April 2008 – $Nil, cumulative – $2,637), and the remaining $2,637 was classified as prepaid expense which will be expensed as the public relations services are received in subsequent periods.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxviii.	During the three month period ended 31 July 2008, the Company issued 133,333 common shares valued at $0.15 per share for $20,000 in consulting services to a related party (Note 13).

xxix.
During the three month period ended 31 July 2008, the Company issued 250,000 common shares valued at $0.11 per share for $27,500 in bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the three month period ended 31 July 2008, the Company issued 166,667 units valued at $0.15 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $0.25 expiring 3 July 2013 with a fair value of $18,525.  As at 31 July 2008, 166,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

    Details of common shares issued for services are as follows:

Date issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
30 June 2006	24,513	4,658	0.19	Consulting
3 July 2006	150,000	28,500	0.19	Investor relations
10 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
20 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
29 October 2007	400,000	8,000	0.02	Consulting*
Subtotal	4,527,392	953,942

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

Date issued	Number of shares	Value	Price per share	Service

30 October 2007	1,000,000	50,000	0.05	Consulting
30 October 2007	300,000	15,000	0.05	Public relations
9 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
11 December 2007	29,474	2,800	0.09	Consulting
7 February 2008	100,000	8,000	0.08	Consulting*
1 April 2008	133,333	8,000	0.06	Consulting*
1 April 2008	1,000,000	60,000	0.06	Consulting*
20 May 2008	50,000	4,000	0.08	Consulting
20 May 2008	320,000	96,000	0.30	Investor relations
20 May 2008	800,000	64,000	0.08	Consulting*
9 June 2008	66,667	10,000	0.15	Legal
9 June 2008	50,000	7,500	0.15	Public relations
9 June 2008	133,333	20,000	0.15	Consulting*
3 July 2008	250,000	27,500	0.11	Consulting*
Total	8,972,948	1,351,452
*Common shares issued for services from related parties.

    Share Purchase Warrants

    The following share purchase warrants were outstanding at 31 July 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	2.46
Warrants	0.15	2,500,000	3.36
Warrants	0.25	380,000	4.10
Warrants	0.25	333,334	4.48
Warrants	0.15	1,000,000	4.67
Warrants	0.25	333,334	4.69
Warrants	0.15	800,000	4.81
Warrants	0.25	166,667	4.93

		8,473,335

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

    The following is a summary of warrant activities during the periods ended 31 July 2008 and 30 April 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	2,046,668	0.20
Exercised	-	-
Expired	(6,502,160)	0.50

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Weighted average fair value of warrants granted during the year ended 30 April 2008		0.06

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Granted	966,667	0.17
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 July 2008	8,473,335	0.32

Weighted average fair value of warrants granted during the period ended 31 July 2008		0.17

    The weighted average grant date fair value of warrants issued during the period ended 31 July 2008 amounted to $0.17 per warrant (30 April 2008 – $0.06 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 July 2008	As at 30 April 2008

Risk free interest rate	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years
Annualized volatility	146% - 148%	119% - 150%
Expected dividends	-	-

    Restricted Common Shares

    During the period ended 31 July 2008, the Company issued 1,836,667 common shares (30 April 2008 – 5,755,556 common shares).  Of these, 1,586,667 common shares (30
    April  2008 – 3,880,000 common shares) were restricted  from trading as defined under Rule 144 of the United States Securities Act of 1933.

    As at 31 July 2008, a total of 38,033,109 common shares are outstanding.  Of these, 21,549,703 were restricted from trading as defined under Rule 144 of the United States
    Securities Act of 1933.

12.	Income Taxes

    The Company has losses carried forward for income tax purposes to 31 July 2008.  There are no current or deferred tax expenses for the year ended 31 July 2008 due to the
    Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007
	$	$

Deferred tax asset attributable to:
Current operations	132,845	22,316
Contributions to capital by related party – expenses	(8,500)	(8,500)
Stock-based compensation	(50,132)	-
Less: Change in valuation allowance	(74,213)	(13,816)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

The composition of the Company’s deferred tax asset as at 31 July 2008 and 30 April 2008 is as follows:

	As at 31 July 2008	As at 30 April 2008
		(Audited)
	$	$

Net operating loss carry forward	2,263,427	2,045,154

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	769,565	695,352
Less: Valuation allowance	(769,565)	(695,352)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2008, the Company has unused non-capital losses for Canadian tax purposes of approximately $769,000 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2019.

    As at 31 July 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $2,263,000 that are available to offset future taxable income.  This unused net operating loss carry forward  balance for income tax purposes expires between the years 2024 and 2029.

13.       Commitments

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

ii.
On 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash.  The note is non-interest bearing, unsecured and repayable in cash or 100,000 shares by 13 November 2008 (Notes 7 and 16).

iii.
On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $0.09 per common share (Note 14).

iv.	The Company has an obligation to issue 26,667 common shares valued at $0.15 per share for $4,000 in consulting services to a related party (Note 11.xxxix).

14.       Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 July 2008 (Unaudited)	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the three months ended 31 July 2008, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2007 – $25,000; cumulative – $225,000) (Note 10).

The Company has issued common shares of the Company for services rendered (Notes 10 and 11).

On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 13).

15.     Contingency

The Company was named a defendant in a lawsuit versus a former consultant for a breach of contract. On 3 June 2008, the lawsuit was resolved with no financial damages to the company.

16.      Subsequent Events

    Subsequent to 31 July 2008 the Company issued 100,000 common shares valued at $0.10 per share for a $10,000 debt repayment (Notes 7 and 13).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our net losses since inception are $5,012,425. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2009.

Three months ended July 31, 2008 as compared to the three months ended July 31, 2007

For the three months ended July 31, 2008, we incurred a net operating loss of $390,719, or $0.010 per share, as compared to a net loss of $65,634, or $0.002 per share, for the three months ended July 31, 2007.

We incurred total expenses of $390,719 for the three months ended July 31, 2008, as compared to total expenses of $65,634 for the three months ended July 31, 2007. The majority of the expense was $147,446, the estimated fair value of incentive shares of our common stock and share purchase warrants issued to directors, officers and employees for services rendered during the period (2007 - Nil, cumulative - $2,523,998). Our other expenses included $22,411 in public relations and shareholder services for the preparation and dissemination of shareholder information (2007 - Nil, cumulative - $166,815); $20,535 in professional fees (2007 - $16,077, cumulative - $350,873), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2007 - $25,000, cumulative - $225,000); $117,877, the fair market value of stock-based compensation issued to our officers, directors, employees and unrelated third parties in lieu of cash for consulting services provided (2007 - $24,197, cumulative - $785,649); $29,984 in investor relations (2007 - Nil, cumulative - $173,862); and $19,408 for travel and entertainment expense (2007 - Nil, cumulative - $105,266).  The balance of general and administrative expenses were attributed to miscellaneous office expense and filing fees incurred in connection with our day-to-day operations.

Our expenses increased during the three months ended July 31, 2008 due to higher expenses for public relations, investor relations and travel expenses incurred in connection with the marketing of our product line. In addition, stock-based compensation for services and consulting increased substantially, as we have been unable to compensate our officers, directors, employees and service providers with cash and have been issuing common stock and warrants for their services rendered.

Liquidity and Capital Resources

We currently have $75,567 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the three months ended July 31, 2008 was $24,994, attributed to private sales of our common stock  and common stock units, including share purchase warrants.

At July 31, 2008, the amount in due to a related party was $652 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

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

Plan of Operations

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4. Controls and Procedures

Critical Accounting Policies

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The consolidated financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not  currently a party to any pending legal proceeding.  We were named as a defendant filed by a former consultant for breach of contract during the fiscal year ended April 30, 2008; however, on June 3, 2008, the lawsuit was resolved with no financial damages to us.

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our annual report on Form 10K-SB, filed on August 13, 2008. You should carefully consider those risk factors and other information in our annual report on Form 10-KSB and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities issued and/or sold during the three months ended July 31, 2008:

During the three month period ended July 31, 2008, we issued 50,000 shares of common stock, valued at $0.08 per share, in exchange for $4,000 in consulting services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2008, we issued 320,000 shares of common stock, valued at $0.30 per share, in exchange for $96,000 in investor relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2008, we issued 800,000 common stock units, valued at $0.08 per unit, in exchange for $64,000 as compensation to our chief executive officer of the company.  Each unit consists of one restricted share of common stock and one common stock purchase warrant.  Each common stock purchase warrant entitles the holder to purchase one additional share of common stock at a cost of $0.15, expiring May 12, 2013.  As of July 31, 2008, 800,000 of the common stock purchase warrants remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 1, 2008, we issued 66,667 shares of common stock, valued at $0.15 per share, in exchange for a $10,000 legal retainer.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2008, we issued 50,000 shares of common stock, valued at $0.15 per share, in exchange for $7,500 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2008, we issued 133,333 shares of common stock, valued at $0.15 per share, in exchange for $20,000 in consulting services to a related party. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended  July 31, 2008, we issued 250,000 shares of common stock, valued at $0.11 per share, in exchange for $27,500 in a bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended  July 31, we issued 166,667 common stock units, valued at $0.15 per unit, for total cash proceeds of $25,000.  Each unit consists of one share of restricted common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one additional share of our common stock at a cost of $0.25 per share, expiring July 3, 2013.  At July 31, 2008, 166,667 of the common stock purchase warrants remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Following are details of the common stock and common stock purchase units issued for services during the three months ended July 31, 2008:

Date issued	Number of shares	Value $	Price per share $	Service Rendered
20 May 2008	50,000	4,000	0.08	Consulting
20 May 2008	320,000	96,000	0.30	Investor relations
20 May 2008	800,000	64,000	0.08	Consulting
9 June 2008	66,667	10,000	0.15	Legal
9 June 2008	50,000	7,500	0.15	Public relations
9 June 2008	133,333	20,000	0.15	Consulting
3 July 2008	250,000	27,500	0.11	Consulting

Following are details of the common stock purchase warrants outstanding at July 31, 2008

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	2.46
Warrants	0.15	2,500,000	3.36
Warrants	0.25	380,000	4.10
Warrants	0.25	333,334	4.48
Warrants	0.15	1,000,000	4.67
Warrants	0.25	333,334	4.69
Warrants	0.15	800,000	4.81
Warrants	0.25	166,667	4.93

		8,473,335

There were no stock options issued or outstanding at July 31, 2008.

 Item 3.  Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

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

31.2                              Sec. 302 Certification of Principal Accounting Officer/CFO

32.1                              Sec. 906 Certification of Principal Executive Officer/CEO

32.2                              Sec. 906 Certification of Principal Accounting Officer/CFO

*99                               Agreement with Obvio! Automotoveiculos S.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: September 13, 2008

/s/  Richard Di Stefano

Dated: September 13, 2008