Form 10-Q
period 2008-10-31
Rotoblock CORP
filed 2008-12-16
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2008

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

At October 31, 2008, there were 38,259,776 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated financial statements

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our registration statement annual report on Form 10-KSB for the fiscal year ended April 30, 2008, filed with the U.S. Securities and Exchange Commission on August 13, 2008, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	As at 31 October 2008 (Unaudited)	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	27,223	91,947
Accounts receivable	183	219
Prepaid expenses	56,328	26,072

	83,734	118,238

Patents (Note 3)	108,745	108,745
Property and equipment (Note 4)	2,694	-

	195,173	226,983
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	10,100	10,281
Convertible promissory note payable (Note 7)	-	10,000
Due to related party (Note 9)	552	658
Interest payable (Note 6)	11,705	11,705

	22,357	32,644

Stockholders’ equity
Capital stock (Note 11)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 October 2008 – 38,259,776 common shares, par value $0.001
30 April 2008 – 36,196,442 common shares, par value $0.001	38,260	36,196
Additional paid-in capital	4,973,225	4,669,814
Warrants	280,274	114,303
Accumulated comprehensive loss	(4,198)	(4,268)
Deficit, accumulated during the development stage	(5,114,745)	(4,621,706)

	172,816	194,339

	195,173	226,983

Nature and Continuance of Operations (Note 1), Commitments (Note 13) and Subsequent Event (Note 15)

On behalf of the Board:

/s/ Chien Chih Liu, Director              /s/ Richard Di Stefano, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2008 (Unaudited)	For the three months ended 31 October 2008	For the three months ended 31 October 2007	For the six months ended 31 October 2008	For the six months ended 31 October 2007
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	4,942,533	102,320	98,489	493,039	164,123

Net loss before other items	(4,942,533)	(102,320)	(98,489)	(493,039)	(164,123)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(5,114,745)	(102,320)	(98,489)	(493,039)	(164,123)

Basic and diluted loss per common share		(0.003)	(0.003)	(0.013)	(0.005)

Weighted average number of common shares used in per share calculations		38,158,689	33,659,431	37,764,377	31,202,339

Comprehensive loss
Loss for the period	(5,114,745)	(102,320)	(98,489)	(493,039)	(164,123)
Foreign currency translation adjustment	(4,198)	66	8	70	4

Comprehensive loss	(5,118,943)	(102,254)	(98,481)	(492,969)	(164,119)

Comprehensive loss per common share		(0.003)	(0.003)	(0.013)	(0.005)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
_________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2008 (Unaudited)	For the six months ended 31 October 2008	For the six months ended 31 October 2007
	$	$	$

Cash flows from operating activities
Loss for the period	(5,114,745)	(493,039)	(164,123)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Note 10)	250,000	50,000	50,000
Depreciation	4,214	246	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 11 and 14)	1,305,122	208,744	77,238
Stock-based compensation (Notes 11 and 14)	2,523,998	147,446	5,383
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(183)	36	(13)
Increase (decrease) in accounts payable and accrued liabilities	10,102	(181)	12,938

	(822,713)	(86,748)	(18,577)

Cash flows used in investing activities
Purchase of equipment	(16,778)	(2,940)	-
Purchase of patents	(108,745)	-	-

	(125,523)	(2,940)	-
Cash flows from financing activities
Common shares issued for cash	886,941	6,475	18,000
Warrants granted for cash	72,164	18,525	-
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	-
Increase (decrease) in due to related party	552	(106)	39

	979,657	24,894	18,039

Foreign exchange effect on cash	(4,198)	70	4

Increase (decrease) in cash and cash equivalents	27,223	(64,724)	(534)

Cash and cash equivalents, beginning of period	-	91,947	1,482

Cash and cash equivalents, end of period	27,223	27,223	948

   Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

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

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Capital Stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders equity
		$	$	$	$	$	$

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($0.07 per share) (Note 11)	2,580,000	2,580	171,781	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered (Notes 11 and 13)	3,175,556	3,176	173,334	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Note 11)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	36,196,442	36,196	4,669,814	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($0.04 per share) (Note 11)	166,667	167	6,308	-	-	-	6,475
Warrants granted	-	-	-	18,525	-	-	18,525
Shares issued for services rendered (Notes 11 and 13)	1,796,667	1,797	237,203	-	-	-	239,000
Shares issued for debt (Note 11)	100,000	100	9,900	-	-	-	10,000
Contribution to capital by related parties – services (Notes 7 and 11)	-	-	50,000	-	-	-	50,000
Stock-based compensation (Notes 10 and 11)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	70	-	70
Net loss for the period	-	-	-	-	-	(493,039)	(493,039)

Balance at 31 October 2008	38,259,776	38,260	4,973,225	280,274	(4,198)	(5,114,745)	172,816

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 October 2008 (Unaudited)	For the three months ended 31 October 2008	For the three months ended 31 October 2007	For the six months ended 31 October 2008	For the six months ended 31 October 2007
	$	$	$	$	$

Consulting fees (Notes 10 and 14)	788,011	2,362	45,193	120,239	69,390
Depreciation	4,214	148	-	246	-
Foreign exchange loss	1,545	-	-	-	-
Interest	16,571	79	99	113	232
Investor relations (Note 11)	198,059	24,197	-	54,181	-
Listing, filing and transfer agent fees	43,203	3,060	1,875	6,755	1,875
Management fees (Notes 10 and 14)	250,000	25,000	25,000	50,000	50,000
Office and sundry	57,661	4,618	332	8,849	559
Professional fees	365,772	14,899	20,607	35,434	36,684
Public relations and shareholder information	181,437	14,622	-	37,033	-
Rent	79,205	-	-	-	-
Research and development	314,256	-	-	-	-
Stock-based compensation (Notes 10, 11 and 14)	2,523,998	-	5,383	147,446	5,383
Travel and entertainment	118,601	13,335	-	32,743	-

	4,942,533	102,320	98,489	493,039	164,123

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

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

The Company’s consolidated financial statements as at 31 October 2008 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $493,039 for the six month period ended 31 October 2008 (31 October 2007 – $164,123) and has working capital of $61,377 at 31 October 2008 (30 April 2008 – $85,594).

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

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada.  The accompanying consolidated financial statements are the historical consoldiated financial statements of Rotoblock Inc.

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

At 31 October 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

        Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, amounts due to related party and interest payable. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
_______________________________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 October 2008, no engines have been sold.

	Balance at 31 October 2008	Balance at 30 April 2008 (Audited)
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property and Equipment

	Balance at 31 October 2008	Balance at 30 April 2008 (Audited)
	$	$

Property and Equipment	2,940	-
Accumulated depreciation	246	-

	2,694	-

                During the six month period ended 31 October 2008, total additions to property and equipment were $2,940 (31 October 2007 – $Nil).

5.	Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

6.	Interest Payable

   On 30 March 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by 30 November 2004. During the fiscal year ended 30
   April 2007, the principal portion of the loan was repaid in full. The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand. Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender (Note 13).

7.	Convertible Promissory Note

    During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note was non-interest bearing, unsecured and repaid in 100,000 common shares of the Company on 12 August 2008 (Note 11).

8.	Joint Venture Agreement

    On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the year ended 30 April 2008 and the six month period ended 31 October 2008.

    On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AIG”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the year ended 30 April 2008 and the six  month period ended 31 October 2008.
    In May 2008, the Company signed a term sheet to acquire 51 percent majority interest in Hikom Gottel Corporation for US $25,000,000 in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings.

    No significant activities related to these agreements occurred during the six month period ended 31 October 2008.

9.	Due to Related Party

As at 31 October 2008, the amount in due to a related party consists of $552 (30 April 2008 – $658) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

10.	Related Party Transactions

           During the six month period ended 31 October 2008, officers and directors of the Company made contributions to capital for management fees of $50,000 (30 April 2008 -  $100,000, cumulative - $250,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

           During the six month period ended 31 October 2008, the Company issued 1,210,000 shares for a fair value of $115,500 to related parties that were included in consulting expenses  (Note 14).

           During the six month period ended 31 October 2008, the Company granted 800,000 warrants for a fair value of $147,446 to related parties that was included in stock based compensation expense (Notes 11 and 14).

11.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc. (Note 1).  Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit.  Each unit consists of one common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering.  As at 31 October 2008, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants.  As at 31 October 2008, 2,960,000 share purchase warrants in this series remain outstanding.

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

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares for legal services valued at $5,000.  Of this amount, $868 was expensed during the six months ended 31 October 2008 (30 April 2008 – $1,140; Cumulative – $5,000).

xi.	During the year ended 30 April 2007, the Company issued 57,820 common shares valued at $5,782 for consulting services.

xii. .	During the year ended 30 April 2007, the Company issued 69,000 common shares val ued at $6,210 for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

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

xxii.
During the year ended 30 April 2008, the Company issued 1,000,000 common shares valued at $0.05 per share for $50,000 in consulting services. Of this amount, $24,454 was expensed during the six months ended 31 October 2008 (30 April 2008 - $25,546, cumulative - $50,000).

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

xxvi.
During the year ended 30 April 2008, the Company issued 128,538 common shares valued at $0.13 per share for $16,710 for consulting services.  Of this amount, $643 was expensed during the six month period ended 31 October 2008 (30 April 2008 – $16,067, cumulative – $16,710).

xxvii.	During the year ended 30 April 2008, the Company issued 84,211 common shares valued at $0.09 per share for $8,000 for consulting services.

xxviii.
During the year ended 30 April 2008, the Company issued 29,474 common shares valued at $0.09 per share for $2,800 for consulting services.  Of this amount, $108 was expensed during the period (30 April 2008 – $2,692, cumulative – $2,800).

xxix.
During the year ended 30 April 2008, the Company issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 31 October 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the year ended 30 April 2008, the Company issued 333,334 units at a price of $0.15 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 October 2008, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxi.	During the year ended 30 April 2008, the Company issued 100,000 common shares valued at $0.08 per share for $8,000 for consulting services.

xxxii.	During the year ended 30 April 2008, the Company issued 133,333 common shares valued at $0.06 per share for $8,000 for consulting services.

xxxiii.
During the year ended 30 April 2008, the Company issued 1,000,000 units valued at $0.06 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 October 2008, 1,000,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiv.
During the six month period ended 31 October 2008, the Company issued 50,000 common shares valued at $0.08 per share for $4,000 for consulting services.  Of this amount, $3,758 was expensed during the six month period ended 31 October 2008 (30 April 2008 – $Nil, cumulative – $3,758), and the remaining $242 was classified as prepaid expense which will be expensed as the consulting services are received in subsequent periods.

xxxv .	During the six month period ended 31 October 2008, the Company issued 320,000 common shares valued at $0.30 per share for $96,000 in investor relations. Of this amount, $54,181 was expensed during the six month period ended 31 October 2008 (30 April 2008 - $Nil, cumulative - $54,181), and the remaining $41,819 was classified as prepaid expense which will be expensed as the investor relations services are received in subsequent periods. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

xxxvi.
During the six month period ended 31 October 2008, the Company issued 800,000 common shares valued at $0.08 per unit for $64,000 as compensation to the chief executive officer of the company. Each unit consists of one restricted common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $0.15 expiring 12 May 2013 with a fair value of $147,446. As at 31 October 2008, 800,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. (Notes 11 and 14).

xxxvii.
During the six month period ended 31 October 2008, the Company issued 66,667 common shares valued at $0.15 per share for a $10,000 legal retainer.  Of this amount, $1,503 was expensed during the period ended 31 October 2008 (30 April 2008 - $Nil, cumulative - $1,503), and the remaining $8,497 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

xxxviii.
During the six month period ended 31 October 2008, the Company issued 50,000 common shares valued at $0.15 per share for $7,500 in public relations. Of this amount, $7,500 was expensed during the six month period ended 31 October 2008 (30 April 2008 – $Nil, cumulative – $7,500). These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxix.	During the six month period ended 31 October 2008, the Company issued 133,333 common shares valued at $0.15 per share for $20,000 in consulting expense to a related party.

xl.
During the six month period ended 31 October 2008, the Company issued 250,000 common shares valued at $0.11 per share for $27,500 in bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xli.
During the six month period ended 31 October 2008, the Company issued 166,667 common shares valued at $0.15 per share for total cash proceeds of $25,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xlii.	During the six month period ended 31 October 2008, the Company issued 100,000 common shares valued at $0.10 per share for $10,000 in convertible promissory notes.

xliii.	During the six month period ended 31 October 2008, the Company issued 26,667 common shares valued at $0.15 for $4,000 in consulting expense to a related party (Note 7).

xliv.
During the six month period ended 31 October 2008, the Company issued 100,000 common shares valued at $0.06 per share for $6,000 in consulting expense.  Of this amount, $230 was expensed during the period (30 April 2008 - $Nil, cumulative - $230), and the remaining $5,770 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

    Details of common shares issued for services are as follows:

Date Issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
30 June 2006	24,513	4,658	0.19	Consulting
3 July 2006	150,000	28,500	0.19	Investor relations
10 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
20 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
29 October 2007	400,000	8,000	0.02	Consulting*
30 October 2007	1,000,000	50,000	0.05	Consulting
30 October 2007	300,000	15,000	0.05	Public relations
9 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
11 December 2007	29,474	2,800	0.09	Consulting
7 February 2008	100,000	8,000	0.08	Consulting*
1 April 2008	133,333	8,000	0.06	Consulting*
Subtotal	6,302,948	1,062,452

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
__________________________________________________________________________________________________________________________________________________________________________________

Date Issued	Number of shares	Value	Price per share	Service
		$	$
1 April 2008	1,000,000	60,000	0.06	Consulting*
20 May 2008	50,000	4,000	0.08	Consulting
20 May 2008	320,000	96,000	0.30	Investor relations
20 May 2008	800,000	64,000	0.08	Consulting*
9 June 2008	66,667	10,000	0.15	Legal
9 June 2008	50,000	7,500	0.15	Public relations
9 June 2008	133,333	20,000	0.15	Consulting*
3 July 2008	250,000	27,500	0.11	Consulting*
4 September 2008	26,667	4,000	0.15	Consulting*
20 October 2008	100,000	6,000	0.06	Consulting
Total	9,099,615	1,361,452
*Common shares issued for services from related parties.

    Share Purchase Warrants

    The following share purchase warrants were outstanding at 31 October 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	2.21
Warrants	0.15	2,500,000	3.11
Warrants	0.25	380,000	3.85
Warrants	0.25	333,334	4.23
Warrants	0.15	1,000,000	4.42
Warrants	0.25	333,334	4.44
Warrants	0.15	800,000	4.56
Warrants	0.25	166,667	4.68

		8,473,335

   The following is a summary of warrant activities during the periods ended 30 April 2008 and 31 October 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	2,046,668	0.20
Exercised	-	-
Expired	(6,502,160)	0.50

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Weighted average fair value of warrants granted during the year ended 30 April 2008		0.06

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Granted	966,667	0.18
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2008	8,473,335	0.32

Weighted average fair value of warrants granted during the period ended 31 October 2008		0.18

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

        The weighted average grant date fair value of warrants issued during the period ended 31 October 2008 amounted to $0.18 per warrant (30 April 2008 – $0.06 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 October 2008	As at 30 April 2008

Risk free interest rate	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years
Annualized volatility	153% - 158%	119% - 150%
Expected dividends	-	-

    Restricted Common Shares

    During the six month period ended 31 October 2008, the Company issued 2,063,334 common shares (30 April 2008 – 5,755,556 common shares).  Of these, 1,586,667 common shares
    30 April  2008 – 3,880,000 common shares) were restricted  from trading as defined under Rule 144 of the United States Securities Act of 1933.

    As at 31 October 2008, a total of 38,259,776 common shares are outstanding.  Of these, 26,104,982 were restricted from trading as defined under Rule 144 of the United States
    Securities Act of 1933.

12.	Income Taxes

    The Company has losses carried forward for income tax purposes to 31 October 2008.  There are no current or deferred tax expenses for the period ended 31 October 2008 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$

Deferred tax asset attributable to:
Current operations	167,633	55,802
Contributions to capital by related party – expenses	(17000)	(17,000)
Stock-based compensation	(50,132)	(1,830)
Less: Change in valuation allowance	(100,501)	(36,972)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

The composition of the Company’s deferred tax asset as at 31 October 2008 and 30 April 2008 is as follows:

	As at 31 October 2008	As at 30 April 2008
		(Audited)
	$	$

Net operating loss carry forward	2,340,748	2,045,154

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	795,854	695,352
Less: Valuation allowance	(795,854)	(695,352)

Net deferred tax asset	-	-

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 31 October 2008, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,898 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

    As at 31 October 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,890,850 that are available to offset future taxable income.  This unused net operating l loss carry forward  balance for income tax purposes expires between the years 2024 and 2028.

13.       Commitments

i.
On 30 March 2004, the Company entered into a loan agreement, as amended, for $500,000, of which $350,000 was received by 30 November 2004.  During the 2006 fiscal year, the principal portion of the loan was paid out in full.  The loan was secured by all the assets of the Company, bore interest at 5% per annum and was payable on demand.  Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender (Note 6).

ii.
On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $0.09 per common share (Note 14).

14.       Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2008 (Unaudited)	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	1,790	1,790	-

During the six month period ended 31 October 2008, officers and directors of the Company made contributions to capital for management fees of $50,000 (30 April 2008 – $100,000; cumulative – $250,000) (Note 10).

During the six month period ended 31 October 2008, the Company issued 100,000 common shares valued at $0.10 per share for $10,000 in convertible promissory notes (Note 11).

The Company has issued common shares of the Company for services rendered (Notes 10 and 11).

On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 13).

During the six month period ended 31 October 2008, the Company granted 800,000 warrants for a fair value of $147,446 to related parties that was included in stock based compensation expense (Notes 10 and 14).

15.     Subsequent Event

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with Chien Chih-Liu, a related party, to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the property of $25,000 was paid by the issuance of 10,000,000 shares of common stock of the Company valued at $0.025 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our net losses since inception are $5,114,745. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2009.

Three month period ended October 31, 2008 as compared to the three month period ended October 31, 2007

For the three month period ended October 31, 2008, we incurred a net operating loss of $102,320, or $0.003 per share, as compared to a net loss of $98,489, or $0.003 per share, for the three month period ended October 31, 2007.

We incurred total expenses of $102,320 for the three months ended October 31, 2008, as compared to total expenses of $98,489 for the three months ended October 31, 2007. Our expenses consisted of $14,622 in public relations and shareholder services for the preparation and dissemination of shareholder information (2007 - Nil, cumulative - $181,437); $14,899 in professional fees (2007 - $20,607, cumulative - $365,772), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2007 - $25,000, cumulative - $250,000); $24,197 in investor relations (2007 - Nil, cumulative - $198,059); $2,362 in consulting fees (2007 - $45,193, cumulative - $788,011); and $13,335 for travel and entertainment expense (2007 - Nil, cumulative - $118,601).  The balance of general and administrative expenses were attributed to miscellaneous office expense and filing fees incurred in connection with our day-to-day operations.

Our expenses increased during the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, mainly due to increased expenses for public relations, investor relations and travel expenses incurred in connection with the marketing of our product line. However, stock-based compensation for services and consulting decreased substantially during the three months ended October 31, 2008, as we have been unable to compensate our officers, directors, employees and service providers with cash and have been issuing common stock and warrants for their services rendered.

Liquidity and Capital Resources

We currently have $27,223 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the six months ended October 31, 2008 was $24,894, attributed to private sales of our common stock  and common stock units, including share purchase warrants.

At October 31, 2008, the amount in due to a related party was $552 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On March 30, 2004, we entered into a loan agreement for $500,000, of which $350,000 was received by November 30, 2004.  During the 2006 fiscal year, the principal portion of the loan was paid out in full.  The loan was secured by all the assets of the company, bore interest at 5% per annum and was payable on demand.  Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender and is still due and payable as of the filing of this report.

On April 30, 2007, we entered into a convertible promissory note agreement, for $10,000 cash.  The note was non-interest bearing, unsecured and repaid with 100,000 shares of common stock on August 12, 2008.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Plan of Operations

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings. As of the filing of this report, no significant activities occurred related to this agreement during the six month period ended October 31, 2008.

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

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities issued and/or sold during the six month period ended October 31, 2008:

During the six month period ended October 31, 2008, we issued 50,000 shares of common stock, valued at $0.08 per share, in exchange for $4,000 in consulting services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended October 31, 2008, we issued 320,000 shares of common stock, valued at $0.30 per share, in exchange for $96,000 in investor relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended October 31, 2008, we issued 800,000 common stock units, valued at $0.08 per unit, in exchange for $64,000 as compensation to our chief executive officer of the company.  Each unit consists of one restricted share of common stock and one common stock purchase warrant.  Each common stock purchase warrant entitles the holder to purchase one additional share of common stock at a cost of $0.15, expiring May 12, 2013.  As of October 31, 2008, 800,000 of the common stock purchase warrants remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended October 1, 2008, we issued 66,667 shares of common stock, valued at $0.15 per share, in exchange for a $10,000 legal retainer.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended October 31, 2008, we issued 50,000 shares of common stock, valued at $0.15 per share, in exchange for $7,500 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933

During the six month period ended October 31, 2008, we issued 133,333 shares of common stock, valued at $0.15 per share, in exchange for $20,000 in consulting services to a related party. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended  October 31, 2008, we issued 250,000 shares of common stock, valued at $0.11 per share, in exchange for $27,500 in a bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended 31 October 2008, the Company issued 166,667 common shares valued at $0.15 per share for total cash proceeds of $25,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the six month period ended 31 October 2008, the Company issued 100,000 common shares valued at $0.10 per share for $10,000 in convertible promissory notes.

During the six month period ended 31 October 2008, the Company issued 26,667 common shares valued at $0.15 for $4,000 in consulting expense to a related party (Note 7).

During the six month period ended 31 October 2008, the Company issued 100,000 common shares valued at $0.06 per share for $6,000 in consulting expense.  Of this amount, $230 was expensed during the period (30 April 2008 - $Nil, cumulative - $230), and the remaining $5,770 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

Following are details of the common stock and common stock purchase units issued for services during the six month period ended October 31, 2008:

Date issued	Number of shares	Value $	Price per share $	Service Rendered
20 May 2008	50,000	4,000	0.08	Consulting
20 May 2008	320,000	96,000	0.30	Investor relations
20 May 2008	800,000	64,000	0.08	Consulting*
9 June 2008	66,667	10,000	0.15	Legal
9 June 2008	50,000	7,500	0.15	Public relations
9 June 2008	133,333	20,000	0.15	Consulting*
3 July 2008	250,000	27,500	0.11	Consulting*
4 September 2008	26,667	4,000	0.15	Consulting*
20 October 2008	100,000	6,000	0.06	Consulting
Total	1,796,667	239,000
*Common stock issued for services from related parties

Following are details of the common stock purchase warrants outstanding at October 31, 2008

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	2.21
Warrants	0.15	2,500,000	3.11
Warrants	0.25	380,000	3.85
Warrants	0.25	333,334	4.23
Warrants	0.15	1,000,000	4.42
Warrants	0.25	333,334	4.44
Warrants	0.15	800,000	4.56
Warrants	0.25	166,667	4.68

		8,473,335

There were no stock options issued or outstanding at October 31, 2008.

 Item 3.  Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information - Subsequent Events

On November 24, 2008, subsequent to the period ended October 31, 2008, we entered into an Asset Purchae and Balance Sheet Enhancement Agreement with Chien Chih-Liu, a related party, to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California. The purchase price of the property of $25,000 was paid by issuance of 10,000,000 shares of our common stock, valued at $0.025 per share.

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

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: December 12, 2008

/s/  Richard Di Stefano
By: Richard Di Stefano, Principal Accounting Officer

Dated: December 12, 2008