Form 10-Q
period 2009-01-31
Rotoblock CORP
filed 2009-03-13
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009

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

At January 31, 2009, there were 48,509,776 shares of our common stock issued and outstanding.  Of these shares a total of 35,104,982 are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

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
31 January 2009

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	As at 31 January 2009	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	12,196	91,947
Accounts receivable	180	219
Prepaid expenses	29,165	26,072

	41,541	118,238

Patents (Note 3)	108,745	108,745
Property and equipment (Note 4)	252,172	-

	402,458	226,983
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	16,100	10,281
Convertible promissory note payable (Note 7)	-	10,000
Due to related party (Note 9)	542	658
Interest payable (Note 6)	11,705	11,705
Obligation to issue shares (Notes 13 and 15)	37,500	-

	65,847	32,644

Stockholders’ equity
Capital stock (Note 11)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 January 2009 – 48,509,776 common shares, par value $0.001
30 April 2008 – 36,196,442 common shares, par value $0.001	48,510	36,196
Additional paid-in capital	5,242,975	4,669,814
Warrants	280,274	114,303
Accumulated comprehensive loss	(4,192)	(4,268)
Deficit, accumulated during the development stage	(5,230,956)	(4,621,706)

	336,611	194,339

	402,458	226,983

Nature and Continuance of Operations (Note 1), Commitments (Note 13) and Subsequent Events (Note 15)

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

	For the period from the date of inception on 2 September 2003 to 31 January 2009 (Unaudited)	For the three months ended 31 January 2009	For the three months ended 31 January 2008	For the nine months ended 31 January 2009	For the nine months ended 31 January 2008
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	5,058,744	116,211	84,302	609,250	248,425

Net loss before other items	(5,058,744)	(116,211)	(84,302)	(609,250)	(248,425)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(5,230,956)	(116,211)	(84,302)	(609,250)	(248,425)

Basic and diluted loss per common share		(0.003)	(0.002)	(0.015)	(0.008)

Weighted average number of common shares used in per share calculations		45,466,298	33,914,909	40,340,090	30,782,759

Comprehensive loss
Loss for the period	(5,230,956)	(116,211)	(84,302)	(609,250)	(248,425)
Foreign currency translation adjustment	(4,192)	6	(23)	76	(19)

Comprehensive loss	(5,235,148)	(116,205)	(84,325)	(609,174)	(248,444)

Comprehensive loss per common share		(0.003)	(0.002)	(0.015)	(0.008)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 2 September 2003 to 31 January 2009 (Unaudited)	For the nine months ended 31 January 2009	For the nine months ended 31 January 2008
	$	$	$

Cash flows from operating activities
Loss for the period	(5,230,956)	(609,250)	(248,425)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 10 and 14)	275,000	75,000	75,000
Depreciation	4,736	768	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 11, 13 and 14)	1,374,785	278,407	117,092
Stock-based compensation (Notes 11 and 14)	2,523,998	147,446	5,383
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(180)	39	(23)
Increase (decrease) in accounts payable and accrued liabilities	16,102	5,819	(22,677)

	(837,736)	(101,771)	(73,650)

Cash flows used in investing activities
Purchase of equipment	(16,778)	(2,940)	-
Purchase of patents	(108,745)	-	-

	(125,523)	(2,940)	-
Cash flows from financing activities
Common shares issued for cash	886,941	6,475	152,207
Warrants granted for cash	72,164	18,525	25,793
Warrants exercised	10,000	-	-
Convertible promissory note payable	10,000	-	-
Increase (decrease) in due to related party	542	(116)	71

	979,647	24,884	178,071

Foreign exchange effect on cash	(4,192)	76	(19)

Increase (decrease) in cash and cash equivalents	12,196	(79,751)	104,402

Cash and cash equivalents, beginning of period	-	91,947	1,482

Cash and cash equivalents, end of period	12,196	12,196	105,884

   Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)
_________________________________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Capital Stock	Additional Paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 2 September 2003
Shares issued for cash	7,000,000	-	534	-	-	-	534
Shares issued for cash	200,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(7,200,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Notes 1 and 11)	15,000,000	15,000	(15,000)	-	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004 (Unaudited)	15,000,000	15,000	23,664	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($0.05 per share)(Note 11)	10,000,000	10,000	490,000	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005 (Unaudited)	25,000,000	25,000	513,664	-	(3,303)	(414,774)	120,587
Shares issued for cash ($0.26 per share) (Note 11)	548,160	548	142,893	-	-	-	143,441
Shares issued for services rendered ($0.31 per share) (Note 11)	2,418,130	2,418	751,459	-	-	-	753,877
Shares issued for inventory ($0.29 per share) (Note 11)	611,048	611	176,593	-	-	-	177,204
Warrants exercised ($0.25 per share) (Note 11)	40,000	40	9,960	-	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	28,617,338	28,617	3,495,746	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($0.21 per share) (Note 11)	114,286	114	23,886	-	-	-	24,000
Shares issued for services rendered (Note 11)	1,709,262	1,709	190,356	-	-	-	192,065
Contribution to capital by related parties – services	-	-	100,000	-	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266

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

	Number of shares issued	Capital Stock	Additional Paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 30 April 2007	30,440,886	30,440	4,224,699	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($0.07 per share) (Note 11)	2,580,000	2,580	171,781	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered (Notes 11 and 14)	3,175,556	3,176	173,334	-	-	-	176,510
Contribution to capital by related parties – services (Notes 10 and 14)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 11 and 14)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	36,196,442	36,196	4,669,814	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($0.04 per share) (Note 11)	166,667	167	6,308	-	-	-	6,475
Warrants granted (Note 11)	-	-	-	18,525			18,525
Shares issued for services rendered (Note 11)	2,046,667	2,047	241,953	-	-	-	244,000
Shares issued for property (Notes 4, 10, 11, and 14)	10,000,000	10,000	240,000	-	-	-	250,000
Shares issued for debt (Note 11)	100,000	100	9,900	-	-	-	10,000
Contribution to capital by related parties – services (Notes 11 and 14)	-	-	75,000	-	-	-	75,000
Stock-based compensation (Notes 10, 11 and 14)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	76	-	76
Net loss for the period	-	-	-	-	-	(609,250)	(609,250)

Balance at 31 January 2009	48,509,776	48,510	5,242,975	280,274	(4,192)	(5,230,956)	336,611

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

	For the period from the date of inception on 2 September 2003 to 31 January 2009 (Unaudited)	For the three months ended 31 January 2009	For the three months ended 31 January 2008	For the nine months ended 31 January 2009	For the nine months ended 31 January 2008
	$	$	$	$	$

Consulting fees (Notes 10, 11 and 14)	827,331	39,320	39,973	159,559	109,363
Depreciation	4,736	521	-	768	-
Foreign exchange loss	1,545	-	-	-	-
Interest	16,663	93	482	205	714
Investor relations (Note 11 and 14)	222,256	24,197	-	78,378	-
Listing, filing and transfer agent fees	44,523	1,320	4,650	8,075	6,525
Management fees (Notes 10 and 14)	275,000	25,000	25,000	75,000	75,000
Office and sundry	60,165	2,504	259	11,353	818
Professional fees	383,352	17,580	10,958	53,014	47,642
Public relations and shareholder information	181,437	-	-	37,033	-
Rent	79,205	-	-	-	-
Research and development	314,256	-	-	-	-
Stock-based compensation (Notes 10, 11 and 14)	2,523,998	-	-	147,446	5,383
Travel and entertainment	124,277	5,676	2,980	38,419	2,980

	5,058,744	116,211	84,302	609,250	248,425

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
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

The Company’s consolidated financial statements as at 31 January 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $609,250 for the nine month period ended 31 January 2009 (31 January 2008 – $248,425) and has a working capital deficiency of $24,306 at 31 January 2009 (30 April 2008 – working capital of $85,594).

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

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada.  The accompanying consolidated financial statements are the historical consolidated financial statements of Rotoblock Inc.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

At 31 January 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Principles of consolidation

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts receivable, due to related parties, and accounts payable and accrued liabilities and interest payable approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Concentrations and credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and accounts receivable. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s existence and survival presently depends on its acquisition of certain patents (Note 3).

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

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

Property, equipment and depreciation

Property and equipment has been recorded at cost, net of accumulated depreciation (Note 4).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of :

Property                        30 years at 3%
Equipment                      5 years at 20%

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

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

Patents

The Company accounts for patent costs in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for periods beginning after 15 November 2008.  The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s consolidated financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 January 2009, no engines have been sold.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

	Balance at 31 January 2009	Balance at 30 April 2008 (Audited)
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property and Equipment

		Accumulated	Net book value
	Cost	amortization	31 January 2009	30 April 2008 (Audited)
	$	$	$	$

Equipment	2,940	395	2,545	-
Property	68,750	373	68,377	-
Land	181,250	-	181,250	-

	252,940	768	252,172	-

During the nine month period ended 31 January 2009, total additions to property and equipment were $252,940 (31 January 2008 – $Nil).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 10,000,000 shares of common stock of the Company valued at $0.025 per share (Note 10, 11 and 14).

5.	Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

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

7.	Convertible Promissory Note Payable

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note was non-interest bearing, unsecured and repaid in 100,000 common shares of the Company on 12 August 2008 (Note 11).

8.	Joint Venture Agreement

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing plan will be based on partner contribution.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. (“AII”) for the purpose of developing energy efficient propulsion systems for on and off road vehicles.

In May 2008, the Company signed a term sheet to acquire 51 percent majority interest in Hikom Gottel Corporation for US $25,000,000 in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings.

No significant activities related to these agreements occurred during the nine month period ended 31 January 2009.

9.	Due to Related Party

As at 31 January 2009, the amount due to related party is $542 (30 April 2008 - $658) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.	Related Party Transactions

During the nine month period ended 31 January 2009, officers and directors of the Company made contributions to capital for management fees of $75,000 (30 April 2008 - $100,000, cumulative - $275,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

 During the nine month period ended 31 January 2009, the Company issued 1,210,000 shares with a fair value of $115,500 to related parties which has been included in consulting expenses (Notes 11 and 14).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

During the nine month period ended 31 January 2009, the Company granted 800,000 warrants with a fair value of $147,446 to related parties which has been included in stock based compensation expense (Notes 11 and 14).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 10,000,000 shares of common stock of the Company valued at $0.025 per share (Note 4, 11 and 14).

11.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with par value of $0.001 per share.

i.
During the year ended 30 April 2004, the Company issued 15,000,000 common shares pursuant to the acquisition of the net assets of Rotoblock Inc. (Note 1).  Theses shares are restricted from trading as defined in Rule 144 of the United States Securities Act of 1933.

ii.
During the year ended 30 April 2005, the Company issued 10,000,000 units at a price of $0.05 per unit.  Each unit consists of one common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 per share for a period of two years from the date of offering.  As at 31 January 2009, none of the share purchase warrants in this series remain outstanding.

iii.	During the year ended 30 April 2006, the Company issued 548,160 common shares valued at prices in the range of $0.14 and $0.36 per share for total cash proceeds of $143,411.

iv.
During the year ended 30 April 2006, the Company issued 40,000 common shares at a price of $0.25 per share upon the exercise of previously outstanding share purchase warrants.  As at 31 January 2009,  2,960,000 share purchase warrants in this series remain outstanding.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

ix.	During the year ended 30 April 2007, the Company issued 150,000 common shares at a price of $0.19 per share for marketing services.

x.
During the year ended 30 April 2007, the Company issued 33,333 common shares for legal services valued at $5,000. Of this amount, $868 was expensed during the nine months ended 31 January 2009 (30 April 2008 - $1,140; cumulative - $5,000).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

xxi.	During the year ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for consulting services.

xxii.
During the year ended 30 April 2008, the Company issued 1,000,000 common shares valued at $0.05 per share for $50,000 in consulting services. Of this amount, $24,454 was expensed during the nine months ended 31 January 2009 (30 April 2008 - $25,546, cumulative - $50,000).

xxiii.
During the year ended 30 April 2008, the Company issued 300,000 common shares valued at $0.05 per share for $15,000 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiv.	During the year ended 30 April 2008, the Company issued 200,000 common shares valued at $0.02 per share for $4,000 in consulting services.

xxv.
During the year ended 30 April 2008, the Company issued 380,000 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 6 September 2012.

xxvi.
During the year ended 30 April 2008, the Company issued 128,538 common shares valued at $0.13 per share for $16,710 for consulting services. Of this amount, $643 was expensed during the nine month period ended 31 January 2009 (30 April 2008 - $16,067, cumulative - $16,710).

xxvii.	During the year ended 30 April 2008, the Company issued 84,211 common shares valued at $0.09 per share for $8,000 for consulting services.

xxviii.
During the year ended 30 April 2008, the Company issued 29,474 common shares valued at $0.09 per share for $2,800 for consulting services. Of this amount, $108 was expensed during the nine month period ended 31 January 2009 (30 April 2008 – $2,692, cumulative – $2,800).

xxix.
During the year ended 30 April 2008, the Company issued 666,666 units at a price of $0.15 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 31 January 2009, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the year ended 30 April 2008, the Company issued 333,334 units at a price of $0.15 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 January 2009, 333,334 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

xxxi.	During the year ended 30 April 2008, the Company issued 100,000 common shares valued at $0.08 per share for $8,000 for consulting services.

xxxii.	During the year ended 30 April 2008, the Company issued 133,333 common shares valued at $0.06 per share for $8,000 for consulting services.

xxxiii.
During the year ended 30 April 2008, the Company issued 1,000,000 units valued at $0.06 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 January 2009, 1,000,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiv.	During the nine month period ended 31 January 2009, the Company issued 50,000 common shares valued at $0.08 per share for $4,000 for consulting services.

xxxv.
During the nine month period ended 31 January 2009, the Company issued 320,000 common shares valued at $0.30 per share for $96,000 in investor relations.  Of this amount, $78,378 was expensed during the period ended 31 January 2009 (30 April 2008 - $Nil, cumulative - $78,378), and the remaining $17,622 was classified as prepaid expense which will be expensed as investor relations services are received in subsequent periods.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxvi.
During the nine month period ended 31 January 2009, the Company issued 800,000 units valued at $0.08 per unit for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $0.15 expiring 12 May 2013 with a fair value of $147,446.  As at 31 January 2009, 800,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. (Notes 10 and 14).

xxxvii.
During the nine month period ended 31 January 2009, the Company issued 66,667 common shares valued at $0.15 per share for a $10,000 legal retainer.  Of this amount, $7,648 was expensed during the period ended 31 January 2009 (30 April 2008 - $Nil, cumulative - $7,648), and the remaining $2,352 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

xxxviii.
During the nine month period ended 31 January 2009, the Company issued 50,000 common shares valued at $0.15 per share for $7,500 in public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxix.	During the nine month period ended 31 January 2009, the Company issued 160,000 common shares valued at $0.15 per share for $24,000 in consulting expense to a related party. (Note 10)

xl.
During the nine month period ended 31 January 2009, the Company issued 250,000 common shares valued at $0.11 per share for $27,500 in bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. (Note 10)

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

xli.
During the nine month period ended 31 January 2009, the Company issued 166,667 units valued at $0.15 per unit for total cash proceeds of $25,000.  Each unit consists of one restrricted common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the offer date with a fair value of $18,525. As at 31 January 2009, 166,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xlii.	During the nine month period ended 31 January 2009, the Company issued 100,000 common shares valued at $0.10 per share for $10,000 in convertible promissory notes (Note 7).

xliii.
During the nine month period ended 31 January 2009, the Company issued 100,000 common shares valued at $0.06 per share for $6,000 in consulting expense.  Of this amount, $1,808 was expensed during the period (30 April 2008 - $Nil, cumulative - $1,808), and the remaining $4,192 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

xliv.
During the nine month period ended 31 January 2009, the Company issued 10,000,000 shares of common stock valued at $0.025 per share purchase for land and building from a related party valued at $250,000 (Notes 4, 10 and 14).   These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xlv.
During the nine month period ended 31 January 2009, the Company issued 250,000 common shares valued at $0.02 per share for a $5,000 legal retainer.  Of this amount, $Nil was expensed during the period ended 31 January 2009 (30 April 2008 - $Nil, cumulative - $Nil), and the remaining $5,000 was classified as prepaid expense which will be expensed as the legal services are received in subsequent periods.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

      Details of common shares issued for services are as follows:

Date Issued	Number of shares	Value	Price per share	Service
		$	$
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Computer and IT
24 August 2005	50,000	19,000	0.38	Public relations
24 August 2005	25,000	9,500	0.38	Investor relations
24 August 2005	300,000	114,000	0.38	Legal
24 August 2005	250,000	95,000	0.38	Consulting*
24 August 2005	25,000	9,500	0.38	Accounting
28 September 2005	104,171	29,168	0.28	Investor relations
29 September 2005	100,000	25,000	0.25	Consulting
29 September 2005	150,000	37,500	0.25	Consulting*
27 October 2005	327,586	95,000	0.29	Investor relations
28 October 2005	99,360	24,840	0.25	Rent
1 November 2005	50,000	14,000	0.28	Public relations
1 November 2005	125,000	35,000	0.28	Consulting
2 November 2005	80,000	23,200	0.29	Consulting
14 November 2005	100,000	50,000	0.50	Printing
12 January 2006	250,000	37,500	0.15	Consulting
12 January 2006	16,667	2,500	0.15	Legal
25 January 2006	68,287	21,169	0.31	Commission bonus
7 February 2006	22,059	7,500	0.34	Consulting
30 June 2006	24,513	4,658	0.19	Consulting
3 July 2006	150,000	28,500	0.19	Investor relations
10 August 2006	33,333	5,000	0.15	Legal
3 October 2006	57,820	5,782	0.10	Consulting
20 October 2006	69,000	6,210	0.09	Consulting
10 November 2006	75,000	7,500	0.10	Public relations
29 November 2006	800,000	96,000	0.12	Public relations
22 December 2006	192,363	15,389	0.08	Rent
2 January 2007	135,850	10,868	0.08	Consulting
7 February 2007	93,750	7,500	0.08	Public relations
3 April 2007	77,633	4,658	0.06	Consulting
29 October 2007	400,000	8,000	0.02	Consulting*
30 October 2007	1,000,000	50,000	0.05	Consulting
30 October 2007	300,000	15,000	0.05	Public relations
9 November 2007	128,538	16,710	0.13	Consulting
10 December 2007	84,211	8,000	0.09	Consulting*
11 December 2007	29,474	2,800	0.09	Consulting
7 February 2008	100,000	8,000	0.08	Consulting*
1 April 2008	133,333	8,000	0.06	Consulting*
1 April 2008	1,000,000	60,000	0.06	Consulting*
20 May 2008	50,000	4,000	0.08	Consulting
20 May 2008	320,000	96,000	0.30	Investor relations
20 May 2008	800,000	64,000	0.08	Consulting*
9 June 2008	66,667	10,000	0.15	Legal
9 June 2008	50,000	7,500	0.15	Public relations
9 June 2008	133,333	20,000	0.15	Consulting*
3 July 2008	250,000	27,500	0.11	Consulting*
4 September 2008	26,667	4,000	0.15	Consulting*
20 October 2008	100,000	6,000	0.06	Consulting
19 January 2009	250,000	5,000	0.02	Legal
Total	9,349,615	1,366,452
*Common shares issued for services from related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

    Share Purchase Warrants

    The following share purchase warrants were outstanding at 31 January 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	1.96
Warrants	0.15	2,500,000	2.86
Warrants	0.25	380,000	3.60
Warrants	0.25	333,334	3.98
Warrants	0.15	1,000,000	4.17
Warrants	0.25	333,334	4.19
Warrants	0.15	800,000	4.31
Warrants	0.25	166,667	4.43

		8,473,335

The following is a summary of warrant activities during the periods ended 30 April 2008 and 31 January 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	713,334	0.25
Exercised	-	-
Expired	(1,502,160)	0.50

Outstanding and exercisable at 31 January 2008	11,173,334	0.43

Weighted average fair value of warrants granted during the period ended 31 January 2008		0.04

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Granted	966,667	0.17
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2009	8,473,335	0.32

Weighted average fair value of warrants granted during the nine month period ended 31 January 2009		0.17

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

The weighted average grant date fair value of warrants issued during the nine month period ended 31 January 2009 amounted to $0.17 per warrant (31 January 2008 - $0.04 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 January 2009	As at 30 April 2008 (Audited)

Risk free interest rate	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years
Annualized volatility	153% - 158%	119% - 150%
Expected dividends	-	-

Restricted Common Shares

During the nine month period ended 31 January 2009, the Company issued 12,313,334 common shares (30 April 2008 – 5,755,556 common shares).  Of these, 11,586,667 common shares (30 April 2008 – 3,880,000 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 January 2009, a total of 48,509,776 common shares are outstanding.  Of these, 35,104,982 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2009.  There are no current or deferred tax expenses for the period ended 31 January 2009 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
	$	$

Deferred tax asset attributable to:
Current operations	207,145	84,465
Contributions to capital by related party – expenses	(25,500)	(25,500)
Stock-based compensation	(50,132)	(1,830)
Non-deductible meals and entertainment	(6,531)	-
Less: Change in valuation allowance	(124,982)	(57,135)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

   The composition of the Company’s deferred tax asset as at 31 January 2009 and 30 April 2008 is as follows:

	As at 31 January 2009	As at 30 April 2008 (Audited)
	$	$

Net operating loss carry forward	2,412,749	2,045,154

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	820,334	695,352
Less: Valuation allowance	(820,334)	(695,352)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2009, the Company has unused non-capital losses for Canadian tax purposes of approximately $449,896 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2018.

As at 31 January 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,962,853 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

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

iii.
The Company has an obligation to issue 1,875,000 common shares valued at $0.02 per share for $37,500 to related parties for consulting services received during the nine month period ended 31 January 2009 (Note 15).  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009
__________________________________________________________________________________________________________________________________________________________

14.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 January 2009 (Unaudited)	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	1,790	1,790	-

During the nine month period ended 31 January 2009, officers and directors of the Company made contributions to capital for management fees of $75,000 (30 April 2008 - $100,000; cumulative - $275,000) (Note 10).

During the nine month period ended 31 January 2009, the Company issued 100,000 common shares valued at $0.10 per share for $10,000 in convertible promissory notes (Note 11).

The Company has issued common shares of the Company for services rendered (Notes 10 and 11).

On 15 November 2007, the Company filed its intention to register 5,000,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 13).

During the nine month period ended 31 January 2009, the Company granted 800,000 warrants for a fair value of $147,446 to related parties that was included in stock based compensation expense (Notes 10 and 11).

During the nine month period ended 31 January 2009, the Company issued 10,000,000 common shares valued at $0.025 per share for a total value of $250,000 to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party (Notes 4, 10 and 11).

15.         Subsequent Events

On 2 February 2009, the Company issued 7,500,000 common shares valued at $0.02 per share for $150,000. Of this $37,500 related to an obligation that existed at period ended 31 January 2009 (Note 13), and the remaining amount of $112,500 relates to consulting services that will be received up to 1 November 2009. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. (Note 13)

On 20 February 2009, the Company filed its intention to approve the reverse stock split of 1 for 50 of the issued and outstanding common stock of the Company and to approve an amendment to the Company’s Articles of Incorporation in the following manner:

•	Increase the authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.
•
Grant authority to the Board of Directors to establish the rights, preferences, privileges and limitations of any class of common stock or preferred stock without any further approval of the stockholders.

•
Grant authority to the Board of Directors to undertake future reverse stock splits of the Company’s issued and outstanding common stock or preferred stock without further approval of the stockholders as permitted under the Nevada Business Corporation Act.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our net losses since inception are $5,230,956. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2009.

Three month period ended January 31, 2009 as compared to the three month period ended January 31, 2008

For the three month period ended January 31, 2009, we incurred a net operating loss of $116,211, or $0.003 per share, as compared to a net loss of $84,302, or $0.002 per share, for the three month period ended January 31, 2008.

We incurred total expenses of $116,211 for the three months ended January 31, 2009, as compared to total expenses of $84,302 for the three months ended January 31, 2008. Our expenses consisted of $17,580 in professional fees (2008 - $10,958, cumulative - $383,352), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2008 - $25,000, cumulative - $275,000); $24,197 in investor relations (2008 - Nil, cumulative - $222,256); $39,320 in consulting fees (2008 - $39,973, cumulative - $827,331); and $5,676 for travel and entertainment expense (2008 - 2,980, cumulative - $124,277).  The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation, interest expense and filing fees incurred in connection with our day-to-day operations.

Our expenses increased during the three months ended January 31, 2009, as compared to the three months ended January 31, 2008, primarily due to increased expenses for investor relations, professional fees and travel expenses incurred in connection with the marketing of our product line.

Liquidity and Capital Resources and Cash Flows

We currently have $12,196 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the nine months ended January 31, 2009 was $24,884, attributed to private sales of our common stock  and common stock units, including share purchase warrants.

At January 31, 2009, the amount in due to a related party was $542 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

We have the following commitments/liabilities:

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

On 15 November 2007, we filed our intention to register 5,000,000 shares of our common stock under  a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $0.09 per share.

We also have an obligation to issue 1,875,000 shares of our common stock, valued at $0.02 per share, for $37,500 to related parties for consulting services received during the nine month period ended 31 January 2009.  These shares will be restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Plan of Operations

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings. As of the filing of this report, no significant activities occurred related to this agreement during the nine month period ended January 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended January 31, 2009, we issued a total of 12,313,334 shares of our common stock.  Of these, 11,586,667 shares were issued to officers, directors and/or affiliates and are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

At January 31, 2009, a total of 48,509,776 shares of common stock are outstanding.  Of these, 35,104,982 were restricted from trading ,as defined under Rule 144 of the United States Securities Act of 1933.

Following are descriptions of all unregistered equity securities issued and/or sold during the nine month period ended January 31, 2009:

During the nine month period ended January 31, 2009, we issued 50,000 shares of common stock, valued at $0.08 per share, for $4,000 for consulting services.

During the nine month period ended January 31, 2009, we issued 320,000 shares of common stock, valued at $0.30 per share, for $96,000 in investor relations. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, we issued 800,000 units, valued at $0.08 per unit, for $64,000 as compensation to the chief executive officer of our company.  Each unit consists of one shares of restricted common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock at a cost of $0.15 expiring May 12, 2013. At January 31, 2009, 800,000 of these share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, we issued 66,667 shares of common stock, valued at $0.15 per share, for a $10,000 legal retainer.

During the nine month period ended January 31, 2009, we issued 50,000 shares of common stock, valued at $0.15 per share, for $7,500 in public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, we issued 160,000 shares of common stock, valued at $0.15 per share, for $24,000 in consulting expense to a related party.

During the nine month period ended January 31, 2009, we issued 250,000 shares of common stock, valued at $0.11 per share, for $27,500 in bonus to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, we issued 166,667 units, valued at $0.15 per unit, for total cash proceeds of $25,000.   Each unit consists of one restrricted common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 per share for a period of five years from the offer date with a fair value of $18,525. As at 31 January 2009, 166,667 of the share purchase warrants in this series remain outstanding.These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, we issued 100,000 shares of common stock, valued at $0.10 per share for $10,000 in convertible promissory notes.

During the nine month period ended January 31, 2009, we issued 100,000 shares of common stock, valued at $0.06 per share, for $6,000 in consulting expense.

During the nine month period ended January 31, 2009, we issued 10,000,000 shares of common stock, valued at $0.025 per share, to purchase land and a building from a related party valued at $250,000. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

During the nine month period ended January 31, 2009, the Company issued 250,000 common shares valued at $0.02 per share for a $5,000 legal retainer.

Following are details of the common stock purchase warrants outstanding at January 31, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,960,000	1.96
Warrants	0.15	2,500,000	2.86
Warrants	0.25	380,000	3.60
Warrants	0.25	333,334	3.98
Warrants	0.15	1,000,000	4.17
Warrants	0.25	333,334	4.19
Warrants	0.15	800,000	4.31
Warrants	0.25	166,667	4.43

		8,473,335

Following is a summary of warrant activities during the fiscal year ended April 30, 2008 and the nine month period ended January 31, 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 April 2007	11,962,160	0.45

Granted	713,334	0.25
Exercised	-	-
Expired	(1,502,160)	0.50

Outstanding and exercisable at 31 January 2008	11,173,334	0.43

Weighted average fair value of warrants granted during the period ended 31 January 2008		0.04

Outstanding and exercisable at 30 April 2008	7,506,668	0.34

Granted	966,667	0.17
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2009	8,473,335	0.32

Weighted average fair value of warrants granted during the nine month period ended 31 January 2009		0.17

There were no stock options issued or outstanding at January 31, 2009.

 Item 3.  Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information - Subsequent Events

On February 2, 2009,  we issued 7,500,000 shares of common stock, valued at $0.02 per share, for $150,000. Of this amount, $37,500 related to an obligation that existed at the period ended January 31, 2009 and the remaining amount of $112,500 relates to consulting services that will be received up to November 1, 2009. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

On February 20, 2009, we filed our intention to approve a reverse stock split of 1 for 50 of the issued and outstanding common stock and to approve an amendment to the company’s Articles of Incorporation in the following manner:

•	Increase the authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock;

•
Grant authority to the Board of Directors to establish the rights, preferences, privileges and limitations of any class of common stock or preferred stock without any further approval of the stockholders; and

•
Grant authority to the Board of Directors to undertake future reverse stock splits of the company’s issued and outstanding common stock or preferred stock without further approval of the stockholders as permitted under the Nevada Business Corporation Act.

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

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: March 12, 2009

/s/  Richard Di Stefano                                                _
By: Richard Di Stefano, Principal Accounting Officer

Dated: March 12, 2009