Form 10-K
period 2009-04-30
Rotoblock CORP
filed 2009-08-13
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2009

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

                                                        (707) 578-5220
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                                                                        Title of each class registered:  None                                Name of each exchange on which registered:   None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $.001
   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  [  ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
(Do not check if a smaller reporting company)

We had no revenues for the fiscal year ended April 30, 2009.

As of April 30, 2009, there were 1,120,195 shares of the Registrant's $0.001 par value common stock issued and outstanding. The aggregate market value of  voting common stock held by non-affiliates of the Registrant (434,000 shares), computed by reference to the closing price on April 30, 2009 ($1.00 per share), is approximately $434,000.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are still in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $5,412,297 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2010.

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

We acquired all of the issued and outstanding shares of Rotoblock Inc. by issuing 300,000 shares of our common stock. Since the transaction resulted in the former shareholders of  Rotoblock Inc. owning all of the issued shares of Rotoblock Corporation, the transaction has been treated for accounting purposes as an acquisition by Rotoblock Inc. of the net assets and liabilities of Rotoblock Corporation. Under this purchase method of accounting, the results of operations of Rotoblock Corporation are included in the consolidated financial statements.

For a consideration of US$100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned Subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for US$1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007). On October 25, 2006, we negotiated an extension to exercise the Option by 37 months. Pursuant to the terms of the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 engines, a  royalty of $20 per engine on the sale of up to 100,000, and a royalty of $2 per engine thereafter. At April 30, 2009 no engines have been sold.

We currently do not own the patents or rights underlying the patents, but rather, have been granted the use thereof and an option to purchase the rights within 3 years, which gives us ample time to further test and develop the technology and engine. Pursuant to the terms of the agreement, the option may also be assigned to a third party without consent of the Estate of the Optionor.

Rotoblock Corporation had a net asset deficiency at the acquisition date, therefore, the 300,000 common shares issued on acquisition were issued at a fair value of $Nil with the net asset deficiency of $138 charged to deficit. Rotoblock Inc. is deemed to be the purchaser for accounting purposes.  Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

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

Joint Venture Agreements

On January 27, 2006, we entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology.  All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution.  No significant activities occurred in the joint venture during the fiscal year ended April 30, 2009.

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

On August 28, 2006, we entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles.  No significant activities occurred in the joint venture during the fiscal year ended April 30, 2009.

Subsequent Events

Subsequent to the fiscal year ended April 30, 2009, on August 4, 2009, we signed a Memorandum of Understanding with a maker of Battery Management Systems and other hi-tech electronics in China to acquire a privately-held enterprise in China developing battery management systems to serve the growing potential in the electric vehicle market. The factory is located within a technology park near Beijing and employs 130 production workers, including research and development teams from Tsinghua University and Beijing University. The factory houses an automated production line and testing equipment with a capacity to produce a minimum of 1500 units per month with the ability to scale up.

Earlier this year, the New York Times reported that China wants to raise its annual production capacity to 500,000 hybrid or all-electric cars and buses by the end of 2011, from 2,100 last year, citing government officials and Chinese auto executives. By comparison, CSM Worldwide, a consulting firm that does forecasts for automakers, predicts that Japan and South Korea together will be producing 1.1 million hybrid or all-electric light vehicles by then and North America will be making 267,000.

Battery management systems (BMS) are becoming increasingly important in energy storage, electric transportation and other battery powered electronics. The field of electric transportation is showing strong potential with the opportunity to serve several different modes of electric transportation: trains, buses, cars, trucks, motorcycles, bicycles, scooters as well as industrial, utility and military vehicles. BMS technology helps increase the performance, safety, efficiency and reliability of battery-powered electronics. Modern electric car batteries use BMS as an integral part of its power delivery systems.

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

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-K before deciding to invest in our securities.

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.

The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2009, we suffered net losses of $750,591. There is no assurance that we can successfully complete our prototype OPE engine or that we will ever generate revenues. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing our plans.

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

Our success and ability to compete will depend in part on the protection of the patents to the technology. We rely on patent and copyright laws to protect the intellectual property that was developed and have an option to acquire several patents on the technology. However, such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to our prototype engine,  or may copy or otherwiseobtain and use proprietary information we develop or use without our authorization. If a third party were to violate one or more of the patents or the new technology we develop, we may not have the resources to bring suit or protect the intellectual property underlying the patents. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market technology and/or products which we intend to develop and/or market. We would lose any revenues, which we would otherwise have received from the sale or licensing of that technology or those products. This could prevent our ever making a profit on any licensing and/or sale of any technology or products we develop.

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

We have reserved 169,467 shares of our common stock for issuance upon exercise of outstanding warrants at prices between $7.50 and $12.50 per share.  Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 28, 2008, we entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a properly located in Merced, California. The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock, valued at $1.25 per share. Subsequent to the fiscal year ended April 30, 2009, the Company rescinded the Agreement and the shares were returned to treasury.

We do not currently own any other property.

We currently are using office space located at 300 B Street in Santa Rosa, California. The space consists of approximately 1,000 sq ft.  We currently have a lease agreement with Schellinger Brothers, an unrelated third party, for corporate office space. The lease term is renewable annually. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional space for at least the next 12 months.

Item 3. Legal Proceedings

We are currently in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and we will be successful in our defense of this claim. A total of $72,000 (April 30, 2008 - $Nil) related to this amount was accrued in the financial statements during the fiscal year ended April 30, 2009.

We were named in a lawsuit as a defendant versus a former consultant for the breach of contract. On June 3, 2008, the law suit was resolved with no financial damages for the Company.

We are not  currently a party to any other pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the implementation of a 1:50 reverse stock split of the Company’s common stock.  The record and effective date for the reverse stock split was February 3, 2009.  Immediately prior to the effective time of the reverse stock split, the Company had 6,009,776 shares of common stock outstanding.  Upon the effectiveness of the reverse stock split, the Company had 1,120,195 shares of common stock outstanding. In addition, the Company amended its Articles of Incorporaiton to increase the authorized capital stock to 200,000,000 shares of common stock and 500,000,000 shares of preferred stock.All share and warrant amounts presented in the Consolidated Financial Statements and in the notes thereto have been adjusted to reflect the reverse stock split.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Issuer's common stock was traded on the NASD OTC Bulletin Board under the symbol ROTB until the stock split was effected on February 3, 2009, at which time the stock trading symbol was changed to RTBC. The following table sets forth the high and low closing prices of the common stock during the periods indicated for the fiscal years ended April 30, 2009 and 2008, as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

					Fiscal Years Ending April 30, 2009 and 2008
RTBC, formerly ROTB - ROTOBLOCK CORP

		BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME

4/30/2009	1.75	.55	0	2.50	.60	0	2.50	.55	1.00	20,067

1/30/2009	2.50	.55	0	3.50	1.00	0	3.50	.55	1.00	43,751

10/31/2008	4.75	2.00	0	5.00	2.75	0	5.00	2.00	2.50	19,098

7/31/2008	10.00	2.50	0	12.00	3.50	0	11.00	2.50	4.25	85,075

4/30/2008	5.50	2.75	3.85	6.00	3.00	4.00	6.00	2.75	4.00	65,082

1/31/2008	6.75	3.85	4.50	7.50	4.35	5.50	7.50	3.85	5.00	92,066

10/31/2007	10.00	1.00	6.00	11.50	1.25	6.50	10.50	1.00	6.50	112,311

7/31/2007	2.90	1.05	1.05	3.10	1.25	1.05	3.00	1.05	1.05	40,060

The closing price of our common stock as reported by the OTCBB on August 5, 2009 was $3.00 per share.

Common Stock and Preferred Stock

Stockholders

As of April 30, 2009, there were 117 holders of  record of our issued and outstanding common stock.

Dividends

We did not declare or pay cash or other dividends on its common stock during the last two calendar years. We currently have no plans to pay any dividends, although we may do so if our financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans.

Share Purchase Warrants

During the year ended April 30, 2009, we issued a total of 16,000 incentive share purchase warrants with an exercise price of  $7.50  per share and 3,333 incentive share purchase warrants with an exercise price of $12.50 to our directors, officers, consultants, advisors and employees. The warrants are intended to provide incentives to officers, employees, consultants and advisors (including members of the Board of Directors), who contribute to the success of our company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of our stockholders.

Subsequent to the fiscal year ended April 30, 2009, on July 15, 2009, we filed a Form S-8 Registration Statement with the SEC to registere 100,000 shares of our common stock for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $7.50 per common share; a complete copy of the S-8 can be found on the SEC website at www.sec.gov under our SEC File Number 333-116324.

Appropriate adjustments were made to the outstanding, unexercised warrants, exercise prices and in the number of shares subject to each outstanding warrant as a result of our reverse stock split (1:50) effective February 3, 2009. The Company also may make provisions for adjusting the number of bonuses or underlying outstanding warrants in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding common stock.

The following share purchase warrants were outstanding at April 30, 2009:

	Exercise price	Numberof warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	1.71
Warrants	7.50	50,000	2.61
Warrants	12.50	7,600	3.35
Warrants	12.50	6,667	3.73
Warrants	7.50	20,000	3.92
Warrants	12.50	6,667	3.94
Warrants	7.50	16,000	4.03
Warrants	12.50	3,333	4.18

		169,467

The following is a summary of warrant activities during the periods ended April 2009 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2007	239,244	22.50

Granted	40,933	10.00
Exercised	-	-
Expired	(130,043)	25.00

Outstanding and exercisable at 30 April 2008	150,134	16.93

Weighted average fair value of warrants granted during the year ended 30 April 2008		2.79

Outstanding and exercisable at 1 May 2008	150,134	16.93

Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year ended 30 April 2009		8.58

The weighted average grant date fair value of warrants issued during the year ended 30 April 2009 amounted to $8.58 per warrant (30 April 2008 - $2.79 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 30 April 2009	As at 30 April 2008

Risk free interest rate	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years
Annualized volatility	153% - 158%	119% - 150%
Expected dividends	-	-

Recent Sales of  Unregistered Securities

Following are descriptions of all unregistered equity securities issued and/or sold during the fiscal year ended April 30, 2009:

i.	During the fiscal year ended April 30, 2009, we issued 1,000 shares of common stock valued at $4,000 ($4.00 per share) for consulting services

ii.
During the fiscal year ended April 30, 2009, we issued 6,400 shares of common stock valued at $96,000 ($15.00 per share) for investor relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.
During the fiscal year ended April 30, 2009, we issued 16,000 units valued at $64,000 ($4.00 per share) as compensation to the Chief Executive Officer of the Company.  Each unit consists of one restricted share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock at a price of $7.50 per share for a period of five years from the date of offering, expiring on May 12, 2013.  At April 30, 2009, all 16,000 of these share purchase warrants remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iv.	During the fiscal year ended April 30, 2009, we issued 1,333 shares of common stock valued at $10,000 ($7.50 per share) for legal services.

v.
During the fiscal year ended April 30, 2009, we issued 1,000 shares of common stock valued at $7,500 ($7.50 per share) for public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

vi.	During the fiscal year ended April 30, 2009, we issued 3,200 share of common stock valued at $24,000 ($7.50 per share) for consulting services to a related party.

vii.
During the fiscal year ended April 30, 2009, we issued 5,000 shares of common stock valued at $27,500 ($5.50 per share) for consulting services to a related party.   These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.
During the fiscal year ended April 30, 2009, we issued 3,333 units valued at $7.50  per unit for total cash proceeds of $25,000.  Each unit consists of one share of restricted common stock and one common stock purchase warrant.  Each common stock purchase warrant entitles the holder to purchase one additional share of common stock at a price of $12.50 per share for a period of five years from the date of offering, with a fair value of $18.525.  At April 30,  2009, all 3,333 of these common stock purchase warrants remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ix.	During the fiscal year ended April 30, 2009, we issued 2,000 shares of common stock valued at $10,000 ($5.00 per share) in repayment for a convertible promissory note.

x.	During the fiscal year ended April 30, 2009, we issued 2,000 shares of common stock valued at $6,000 ($3.00 per share) for consulting services.

xi.
During the fiscal year ended April 30, 2009, we issued 200,000 shares of common stock valued at $1.25 per share for the purchase of land and a building from a related party, valued at $250,000. Subsequent to the period, we rescinded the asset purchase and the 200,000 shares were returned to the Company.

xii.	During the fiscal year ended April 30, 2009, we issued 5,000 shares of common stock valued at $5,000 ($1.00 per share) for legal services.

xiii.
During the fiscal year ended April 30, 2009, we issued 150,000 shares of common stock valued at $150,000 ($1.00 per share) as a retainer for consulting services to two related parties. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Subsequent to the fiscal year ended April 30, 2009 the following securities were issued:

i.
On June 16, 2009, we issued 19,885 shares of common stock valued between $0.61 and $0.75 for total cash proceeds of $14,000. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ii.
On July 1, 2009, we entered into a one-year consulting agreement with an individual whereby it was agreed that we issue a total of 500 shares of common stock valued at $3,750 ($7.50 per share) for these services.

iv.
On July 13, 2009, we entered into one-year consulting agreements with five individuals whereby it was agreed that we issue a total of 2,300 shares of common stock valued at $17,250 ($7.50 per share) for these services.

v.
On July 17, 2009, we entered into a one-year consulting agreement with two individuals whereby it was agreed that we issue a total of 1,000 shares of common stock valued at $7,500 ($7.50 per share) for these services.

vi.
On July 21, 2009, we entered into a one-year consulting agreement with an individual whereby it was agreed that we issue a total of 500 shares of common stock valued at $3,750 ($7.50 per share) for these services.

There were no stock options issued or outstanding at April 30, 2009; however, on July 1, 2009, we entered into an Employment Agreement with Chien Chih Liu, our Chief Executive Officer, whereby he is to receive a stock option grant for 1,000,000 shares, dated July 1, 2009. The option will be exercisable for a period of 10 years from the date of grant and the exercise price will be set by the Board of Directors at the time of issuance of the option. We are currently working with our legal counsel on a draft of the Employee Stock Option Plan and will disclose further details in our next report when they are available.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. Please see our audited financial statements included in this annual report on Form 10-K for detailed financial information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Fiscal year ended April 30, 2009 compared to the fiscal year ended April 30, 2008

For the fiscal year ended April 30, 2009, we incurred a net operating loss of $790,591, or $0.90 per share, as compared to a net loss of $576,091, or $0.88 per share, for the fiscal year ended April 30, 2008

We incurred total expenses of $718,591 for the year ended April 30, 2009, as compared to total expenses of $576,091 for the year ended April 30, 2008. The majority of the expensed were attributed to $147,446, the estimated fair value of stock-based compensation paid to our directors, officers and employeesfor services rendered during the period (2008 - $60,664, cumulative - $2,523,998). Our other expenses included $37,033 in public relations and shareholder services for the preparation and dissemination of shareholder information (2008 - $3,495, cumulative - $181,437); $76,935 in professional fees (2008 - $143,908, cumulative - $407,273), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $100,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2008 - $100,000, cumulative - $300,000); $197,905 for consulting fees (2008 - $207,320, cumulative $865,677); $96,000 for investor relations (2008 - $Nil, cumulative - $239,878); $11,465 for listing, filing and transfer agent fees ($2008 - 7,865, cumulative $47,913); $38,419 for travel and entertainment expense (2008 - $45,700, cumulative - $124,277); $265 for interest expense (2008 - $714, cumulative - $16,723); $11,709 in miscellaneous office/sundry expenses (2008 - $6,425, cumulative - $60,521); and $1,414 in depreciation expense (2008 - $Nil, cumulative - $5,382).

Our expenses increased during the fiscal year ended April 30, 2009 due to higher investor relations and stock-based compensation expenses. In addition, we paid no rent during the fiscal year ended April 30, 2009.

In addition, we have reserved $72,000 in potential settlement fees for an ongoing dispute with a former director for services previously rendered. In our opinion, however, the claim is without merit and we feel we will be successful in defending the claim.

We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2010.

Liquidity and Capital Resources

We currently only have $4,786 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the fiscal year ended April 30, 2009 was $24,893, attributed to $6,475 from private sales of our common stock, $18,525 in cash received in exchange for the issuance of stock purchase warrants and a decrease of $107 in amounts due to a related party.

Cash flows provided by or used in investing activities for the fiscal year ended April 30, 2009 were $2,940 for equipment purchases.

At April 30, 2009, the amount in due to a related party was $551, payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

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

On April 30, 2007, we entered into a convertible promissory note agreement, for $10,000 cash.  The note was non-interest bearing, unsecured and was repaid in 2,000 shares of common stock on August 12, 2008.

On 13 July 2009, we entered into a convertible promissory note with a non-related party for $150,000, payable at the interest rate of 6% per annum.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 8. Financial Statements

See our audited financial statements immediately following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

Item 9A. Controls and Procedures

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

However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended April 30, 2009.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Chien Chih Liu, Chief Executive Officer and Director (1)	November 1, 2007 to present	38
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

Richard Di Sfefano, Chief Financial Officer, Principal Accounting Officer and Director	June 5, 2008 to present	33
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

Mariya Petrovska, Secretary and Director	April 18, 2007 to Present	25
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

Ching Chuen Chan, Director	September 26, 2005 52 to Present
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

Steve Schneider, Director (1)	August 11, 2005 to present	45
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

(1) Subsequent to the fiscal year ended April 30, 2009, on July 13, 2009, the Company accepted the resignation of  Steven M. Schneider as a Director and appointed Chien Chih Liu to serve as a director, filling the vacancy, until the next annual election of directors at the annual stockholders meeting in 2010.

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

Item 11.  Executive Compensation

Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf and have received equity compensation.

The following table sets out the compensation received for the fiscal years ended April 30, 2009 and 2008 with respect to each of the individuals who were our chief executive officers at any time during the last fiscal year and the  most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION					LONG-TERM COMPENSATION

					Awards		Payouts
					Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation (Restricted Shares of Common Stock)
	FISCAL YEAR COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
		($)	($)

Chien Chih Liu, Chief Executive Officer	2009	100,000 (1)	0	0	1,000,000 (4)	100,000 (1) 16,000 (2)	0
	2008	110,000 (1)	64,000 (2)		0	40,000 (1)	0

Richard Di Stefano, Chief Financial Officer	2009	0	0	0	0	0	0	0
	2008	0	27,500 (3)	0	0	0	0	5,000 (3)

Mariya Petrovska, Secretary	2009	50,000 (1)	0	0	0	50,000 (1)	0	0
	2008	0	2,000 (3)	0	0	0	0	2,000 (3)

Tony R. Collins, VP of Development	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

(1) During the fiscal year ended April 30, 2009, Chien Chih Liu received 100,000 shares of restricted common stock, valued at $100,000 in lieu of compensation and Mariya Petrovska received 50,000 shares of restricted common stock, valued at $50,000 in lieu of compensation. During the fiscal year ended April 30, 2008, Chien Chih Liu received 40,000 shares of our restricted common stock, valued at $110,000 in lieu of compensation. The share amounts have been adjusted to reflect the reverse split of our common stock effected in February 2009.

(2)  During the fiscal year ended April 30, 2009, 16,000 units were issued to Chien Chih Liu as stock-based compensation, valued at $64,000. Each unit consists of one share of restricted common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $7.50 per share for a periof of 5 years, expiring on May 12, 2013.

(3)  During the fiscal year ended April 30, 2008, Richard Di Stefano, our Chief Financial Officer received a bonus of 5,000 shares of our restricted common stock, valued at $27,500, and Mariya Petrovska, our Corporate Secretary received a bonus of 2,000 shares of our restricted common stock, valued at $2,000.

(4)  Subsequent to the fiscal year ended April 30, 2009, on July 1, 2009, we entered into an Employment Agreement with Mr. Chien Chih Liu. The terms of the agreement provide that Mr. Liu will receive an annual base salary of $125,000 per year, as well as a one-time bonus of $75,000 in restricted common stock. In addition, we are currently in the process of preparing an Employee Stock Option Plan with our legal counsel and, once completed, the agreement also provides for the grant of a stock option in the amount of 1,000,000 shares, with the the exercise price and terms to be set and approved by the Board of Directors upon grant. The term of the Employment Agreement is for 36 months from July 1, 2009.

There are no other employment agreements, arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.  None of our executive officers and/or directors receive cash renumeration for their services.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed fiscal year

During the fiscal years ended April 30, 2009, our Chief Executive Officer received common stock share purchase warrants exercisable at a per share price of $4.00 per share, expiring May 12, 2013. The following table sets out the common stock share purchase warrants granted in lieu of salaries and/or bonuses during the fiscal year ended April 30, 2009 to the Named Executive Officers:

OPTION/SAR GRANTS - INDIVIDUAL GRANTS - 2009

Name and Title	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date

Chien Chih Liu, Chief Executive Officer	16,000	100%	$4.00	May 12, 2013

The following table sets out all option/SARs and warrants which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised Options/SARs at FY-End ($)

Chieh Chih Liu	0	0	16,000	$147,446

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 1,120,195 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Chien Chih Liu	Chief Executive Officer and Director	376,000	34%
300 B Street		Direct
Santa Rosa, CA. 95401

Ching Chuen Chan	Director	3,000
399 B Street		Direct	<1%
Santa Rosa, CA. 95401

Richard Di Stefano	Chief Financial Officer and Director	5,000	<1%
300 B Street		Direct
Santa Rose, CA. 95401

Mariya Petrovska	Secretary and Director	52,000	5%
300 B Street		Direct
Santa Rosa, CA. 95401
All Officers and Directors as a group (3)		436,000	38.9%

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

Item 13.  Certain Relationships and Related Transactions

At April 30, 2009, a total of $551 was due and payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended April 30, 2009, we issued 16,000 common  stock  purchase warrants to our Chief Executive Officer; each warrant entitles Mr. Liu to purchase one additional share of common stock at a price of $4.00 until  May 12, 2013.

During the fiscal year ended April 30, 2009, officers and directors made contributions to capital for management fees in the amount of $100,000.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended April 30, 2009, we issued 174, 200 shares to related parties for consulting services.

On November 28, 2008, we entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a properly located in Merced, California. The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock, valued at $1.25 per share. Subsequent to the fiscal year ended April 30, 2009, the Company rescinded the Agreement and the shares were returned to treasury.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2009 were $9,881 and $9,712 for the fiscal year ended April 30, 2008. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended April 30, 2009 were $8,166.

Audit Related Fees

We incurred no fees for the fiscal years ended April 30, 2009 and 2008 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended April 30, 2009 and 2008 were nil.

All Other Fees

We incurred no other fees during the fiscal years ended April 30, 2009 for products and services rendered by our principal accountants.

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

Item 15.  Exhibits

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

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: August 11, 2009

/s/  Richard Di Stefano
By: Richard Di Stefano, Chief Financial Officer

Dated: August 11, 2009

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

30 April 2009

James Stafford
James Stafford
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rotoblock Corporation
(A Development Stage Company)

We have audited the consolidated balance sheets of Rotoblock Corporation (the “Company”) as at 30 April 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years ended 30 April 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 April 2009 and 2008, and the results of its operations, its cash flows and its changes in stockholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Vancouver, Canada
Chartered Accountants

July 17, 2009

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 April 2009	As at 30 April 2008
	$	$
Assets

Current
Cash and cash equivalents	4,786	91,947
Accounts receivable	183	219
Prepaid expenses (Note 9)	78,345	26,072

	83,314	118,238

Patents (Note 3)	108,745	108,745

Property, plant and equipment (Note 4)	251,526	-

	443,585	226,983

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	40,770	21,986
Convertible promissory note payable (Note 6)	-	10,000
Due to related party (Note 8)	551	658
Provision for legal dispute (Note 12)	72,000	-

	113,321	32,644

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 April 2009 – 1,120,195 common shares, par value $0.001
30 April 2008 – 723,929 common shares, par value $0.001	1,120	724
Additional paid-in capital	5,465,365	4,705,286
Warrants	280,274	114,303
Accumulated comprehensive loss	(4,198)	(4,268)
Deficit, accumulated during the development stage	(5,412,297)	(4,621,706)

	330,264	194,339

	443,585	226,983

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 14)

On behalf of the Board:

/s/ Chien Chih Liu, Director           /s/ Richard Di Stefano, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2009 (Unaudited)	For the year ended 30 April 2009	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$	$

Expenses
General and administrative (Schedule 1)	5,168,085	718,591	576,091	878,582

Net loss before other items	(5,168,085)	(718,591)	(576,091)	(878,582)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-
Provision for legal dispute (Note 12)	(72,000)	(72,000)	-	-
Write-off of property, plant and equipment	(9,870)	-	-	-
Write-off of related party receivable	(162,204)	-	-	15,000

Loss for the period	(5,412,297)	(790,591)	(576,091)	(863,582)

Basic and diluted loss per common share		(0.90)	(0.88)	(1.47)

Weighted average number of common shares used in per share calculations		881,986	651,111	589,404

Comprehensive loss
Loss for the period	(5,412,297)	(790,591)	(576,091)	(863,582)
Foreign currency translation adjustment	(4,198)	70	(10)	(5)

Comprehensive loss	(5,416,495)	(790,521)	(576,101)	(863,587)

Comprehensive loss per common share		(0.90)	(0.88)	(1.47)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

For the period from the date of inception on 2 September 2003 to 30 April 2009 (Unaudited)		For the year ended 30 April 2009	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$	$

Cash used in from operating activities
Loss for the period	(5,412,297)	(790,591)	(576,091)	(863,582)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	100,000	100,000	100,000
Depreciation	5,382	1,414	-	-
Non-cash interest	11,705	-	-	-
Shares issued for services (Notes 10 and 13)	1,490,378	394,000	300,256	307,424
Stock-based compensation (Notes 10 and 13)	2,523,998	147,446	60,664	414,711
Write-off of property, plant and equipment	9,870	-	-	-
Write-off of related party receivable	177,204	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(183)	36	(20)	487
Decrease in prepaid expenses	(52,273)	(52,273)	-	1,369
Increase (decrease) in accounts payable and accrued liabilities	29,067	18,784	(22,394)	5,193
Increase in provision for legal dispute (Note 12)	72,000	72,000	-	-

	(845,149)	(109,184)	(137,585)	(34,398)

Cash flows used in investing activities
Purchase of equipment (Note 4)	(16,778)	(2,940)	-	-
Purchase of patents	(108,745)	-	-	-

	(125,523)	(2,940)	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	886,941	6,475	174,361	24,000
Warrants granted for cash (Note 10)	72,164	18,525	53,639	-
Warrants exercised	10,000	-	-	-
Convertible promissory note payable	10,000	-	-	10,000
Increase (decrease) in due to related party (Note 8)	551	(107)	60	1

	979,656	24,893	228,060	34,001

Foreign exchange effect on cash	(4,198)	70	(10)	(5)

Increase (decrease) in cash and cash equivalents	4,786	(87,161)	90,465	(402)

Cash and cash equivalents, beginning of period	-	91,947	1,482	1,884

Cash and cash equivalents, end of period	4,786	4,786	91,947	1,482

   Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 2 September 2003 (inception)	-	-	-	-	-	-	-
Shares issued for cash	140,000	-	534	-	-	-	534
Shares issued for cash	4,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(144,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	300,000	300	(300)	-	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004 (Unaudited)	300,000	300	38,364	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($2.50 per share)	200,000	200	499,800	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005 (Unaudited)	500,000	500	538,164	-	(3,303)	(414,774)	120,587
Shares issued for cash ($13.08 per share)	10,963	11	143,430	-	-	-	143,441
Shares issued for services rendered ($15.59 per share)	48,363	48	753,829	-	-	-	753,877
Shares issued for inventory ($14.50 per share)	12,221	12	177,192	-	-	-	177,204
Warrants exercised ($12.50 per share)	800	1	9,999	-	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006 (Unaudited)	572,347	572	3,523,791	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($10.50 per share) (Note 10)	2,286	2	23,998	-	-	-	24,000
Shares issued for services rendered ($5.62 per share) (Note 10)	34,185	34	192,031	-	-	-	192,065
Contribution to capital by related parties – services	-	-	100,000	-	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	6,475
Warrants granted (Note 10)	-	-	-	18,525			18,525
Shares issued for services rendered ($1.87 per share) (Note 10)	190,933	191	393,809	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 4, 9, 10, and 13)	200,000	200	249,800	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 6 and 10)	2,000	2	9,998	-	-	-	10,000
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	(4,198)	(5,412,297)	330,264

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2009 (Unaudited)	For the year ended 30 April 2009	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	865,677	197,905	207,320	114,935
Depreciation	5,382	1,414	-	-
Foreign exchange loss	1,545	-	-	195
Interest	16,723	265	714	540
Investor relations (Notes 10 and 13)	239,878	96,000	-	45,358
Listing, filing and transfer agent fees	47,913	11,465	7,865	7,294
Management fees (Notes 9 and 13)	300,000	100,000	100,000	100,000
Office and sundry	60,521	11,709	6,425	4,672
Professional fees	407,273	76,935	143,908	64,562
Public relations and shareholder information	181,437	37,033	3,495	96,679
Rent	79,205	-	-	27,861
Research and development	314,256	-	-	418
Stock-based compensation (Notes 9, 10 and 13)	2,523,998	147,446	60,664	414,711
Travel and entertainment	124,277	38,419	45,700	1,357

	5,168,085	718,591	576,091	878,582

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

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

The Company’s consolidated financial statements as at 30 April 2009 and for year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $790,591 for the year ended 30 April 2009 (30 April 2008 – $576,091) and has a working capital deficiency of $30,007 at 30 April 2009 (30 April 2008 – working capital of $85,594).

On 30 March 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rotoblock Inc., a Canadian corporation, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 300,000 common shares in exchange for the 144,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc.  Effective 30 March 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

Effective 3 February 2009, the Company effected a one (1) for fifty (50) reverse stock split (Note 10).  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.  The effect of the reverse stock split on 2003 to 2007 disclosures is unaudited.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts receivable, due to related party, accounts payable and accrued liabilities and interest payable approximate their fair values because of the short-term maturity of these financial instruments.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

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

Property, plant, equipment and depreciation

Property and equipment has been recorded at cost, net of accumulated depreciation (Note 4).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of:

Property                      30 years at 3%
Equipment                    5 years at 20%

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

Long lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which recognition criteria are first applied and met. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

                Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The Company is evaluating the impact that the adoption of SFAS No. 165 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

Changes in Accounting Policies

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company adopted SFAS No. 163 on 1 February 2009 and has determined that SFAS No. 163 did not have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for periods beginning after 15 November 2008.  The Company adopted SFAS No. 163 on 1 February 2009 has determined that SFAS No. 161 did not have an impact on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 30 April 2009, no engines have been sold.

	Balance at 30 April 2009	Balance at 30 April 2008
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property, plant and equipment

		Accumulated depreciation	Net book value
	Cost		30 April 2009	30 April 2008
	$	$	$	$

Equipment	2,940	538	2,402	-
Property	68,750	876	67,874	-
Land	181,250	-	181,250	-

	252,940	1,414	251,526	-

    During the year ended 30 April 2009, total additions to property, plant and equipment were $252,940 (30 April 2008 – $Nil).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $1.25 per share (Notes 9, 10, 13 and 14).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.  Included in accounts payable and accrued liabilities is $11,705 accrued interest payable.

6.	Convertible Promissory Note Payable

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note was non-interest bearing, unsecured and repaid in 2,000 common shares of the Company on 12 August 2008 (Note 10).

7.	Joint Venture Agreement

No significant activities related to these agreements occurred during the year ended 30 April 2009.

8.	Due to Related Party

As at 30 April 2009, the amount due to related party is $551 (30 April 2008 - $658) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the year ended 30 April 2009, officers and directors of the Company made contributions to capital for management fees of $100,000 (30 April 2008 - $100,000, cumulative - $300,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the year ended 30 April 2009, the Company issued 174,200 shares with a fair value of $189,884 to related parties for consulting services.  Of this amount, $191,116 was expensed during the year ended 30 April 2009 and the remaining $75,616 was classified as prepaid expense which will be expensed as consulting services in subsequent periods. (Notes 10 and 13).

During the year ended 30 April 2009, the Company granted 16,000 warrants with a fair value of $147,446 to related parties which has been included in stock-based compensation expense (Notes 10 and 13).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $1.25 per share (Note 4, 10, 13 and 14).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

10.	Capital Stock

Effective 3 February 2009, the Company effected a one (1) for fifty (50) reverse stock split (Note 1).  All share and warrant amounts presented in the consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.  The effect of the reverse stock split on 2003 to 2007 disclosures is unaudited.

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

i.
During the year ended 30 April 2007, the Company issued 2,286 restricted common shares at a price of $10.50 per share.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ii.	During the year ended 30 April 2007, the Company issued 490 common shares at a price of $9.50 per share for consulting services.

iii.	During the year ended 30 April 2007, the Company issued 3,000 common shares at a price of $9.50 per share for marketing services.

iv.
During the year ended 30 April 2007, the Company issued 667 common shares for legal services valued at $5,000.  Of this amount, $868 was expensed during the year ended 30 April 2009 (30 April 2008 - $1,140; cumulative - $5,000).

v.	During the year ended 30 April 2007, the Company issued 1,156 common shares valued at $5,782 for consulting services.

vi.	During the year ended 30 April 2007, the Company issued 1,380 common shares valued at $6,210 for consulting services.

vii.
During the year ended 30 April 2007, the Company issued 1,500 common shares at a price of $5.00 per share for consulting services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.
During the year ended 30 April 2007, the Company issued 16,000 common shares at a price of $6.00 per share for public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ix.	During the year ended 30 April 2007, the Company issued 3,847 common shares valued at $15,389 for rent.

x.	During the year ended 30 April 2007, the Company issued 2,717 common shares valued at $10,868 for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

xi.
During the year ended 30 April 2007, the Company issued 1,875 common shares valued at $7,500 for public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the year ended 30 April 2007, the Company issued 1,553 common shares valued at $4,658 for consulting services.

xiii.
During the year ended 30 April 2007, the Company issued 50,000 share purchase warrants to officer and directors of the Company with fair value of $219,824. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 up to 7 December 2011.

xiv.
During the year ended 30 April 2008, the Company issued 31,600 private placement restricted common shares at a price of $2.50 per share for total cash proceeds of $78,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xv.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for consulting services.

xvi.
During the year ended 30 April 2008, the Company issued 20,000 common shares valued at $2.50 per share for $50,000 in consulting services.  Of this amount, $24,454 was expensed during the year ended 30 April 2009 (30 April 2008 - $25,546, cumulative - $50,000).

xvii.
During the year ended 30 April 2008, the Company issued 6,000 common shares valued at $2.50 per share for $15,000 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xviii.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for $4,000 in consulting services.

xix.
During the year ended 30 April 2008, the Company issued 7,600 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 up to 6 September 2012.

xx.
During the year ended 30 April 2008, the Company issued 2,571 common shares valued at $6.50 per share for $16,710 for consulting services.  Of this amount, $643 was expensed during the year ended 30 April 2009 (30 April 2008 - $16,067, cumulative - $16,710).

xxi.	During the year ended 30 April 2008, the Company issued 1,684 common shares valued at $4.50 per share for $8,000 for consulting services.

xxii.
During the year ended 30 April 2008, the Company issued 589 common shares valued at $4.50 per share for $2,800 for consulting services. Of this amount, $108 was expensed during the year ended 30 April 2009 (30 April 2008 – $2,692, cumulative – $2,800).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

xxiii.
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 30 April 2009, 6,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiv.
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 30 April 2009, 6,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxv.	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services.

xxvi.	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services.

xxvii.
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 30 April 2009, 20,000 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxviii.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $4,000 ($4.00 per common share) in consulting services.

xxix.
During the year ended 30 April 2009, the Company issued 6,400 common shares valued at $96,000 ($15.00 per common share) in investor relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the year ended 30 April 2009, the Company issued 16,000 common shares valued at $64,000 ($4.00 per common share) as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 30 April 2009, 16,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

xxxi.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $10,000 ($7.50 per common share) for legal services.

xxxii.
During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7,500 ($7.50 per common share) in public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiii.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $24,000 ($7.50 per common share) in consulting expense to a related party (Note 9).

xxxiv.
During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $27,500 ($5.50 per common share) in consulting to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. (Note 9)

xxxv.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 30 April 2009, 3,333 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxvi.	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $10,000 ($5.00 per common share) in repayment for a convertible promissory note (Note 6).

xxxvii.
During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $6,000 ($3.00 per common share) in consulting expense.  Of this amount, $3,271 was expensed during the period (30 April 2008 - $Nil, cumulative - $3,271), and the remaining $2,729 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

xxxviii.
During the year ended 30 April 2009, the Company issued 200,000 shares of common stock valued at $1.25 per share purchase for land and building from a related party valued at $250,000 (Notes 4, 9 and 13).   These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxix.	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5,000 ($1.00 per common share) in legal services.

xl.
During the year ended 30 April 2009, the Company issued 150,000 common shares valued at $150,000 ($1.00 per common share) in retainer for consulting expenses to two related parties.  Of this amount, $74,384 was expensed during the year (30 April 2008 - $Nil, cumulative - $74,384), and the remaining $75,616 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	1.71
Warrants	7.50	50,000	2.61
Warrants	12.50	7,600	3.35
Warrants	12.50	6,667	3.73
Warrants	7.50	20,000	3.92
Warrants	12.50	6,667	3.94
Warrants	7.50	16,000	4.03
Warrants	12.50	3,333	4.18

		169,467

    The following is a summary of warrant activities during the years ended 30 April 2008 and 30 April 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2007	239,244	22.50

Granted	40,933	10.00
Exercised	-	-
Expired	(130,043)	25.00

Outstanding and exercisable at 1 May 2008	150,134	16.93

Weighted average fair value of warrants granted during the year		2.79

Outstanding and exercisable at 1 May 2008	150,134	16.93

Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

The weighted average grant date fair value of warrants issued during the year ended 30 April 2009 amounted to $8.58 per warrant (30 April 2008 - $2.79 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 30 April 2009	As at 30 April 2008

Risk free interest rate	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years
Annualized volatility	153% - 158%	119% - 150%
Expected dividends	-	-

    Restricted Common Shares

    During the year ended 30 April 2009, the Company issued 396,266 common shares (30 April 2008 – 115,111 common shares).  Of these, 381,733 common shares (30 April 2008 –
    77,600 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

    As at 30 April 2009, a total of 1,120,195 common shares are outstanding.  Of these, 591,646 were restricted from trading as defined under Rule 144 of the United States Securities
    Act of 1933.
11.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2009.  There are no current or deferred tax expenses for the period ended 30 April 2009 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$

Deferred tax asset attributable to:
Current operations	251,507	195,871
Contributions to capital by related party – expenses	(35,000)	(34,000)
Non-deductible consulting fees	(69,267)	(10,824)
Stock-based compensation	(51,606)	(20,626)
Non-deductible meals and entertainment	(1,733)	(15,538)
Change in valuation allowance	(65,025)	(122,575)
Change in long-term Canadian tax rates	(4,683)	(5,610)
Foreign exchange	(24,193)	13,302

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

    The composition of the Company’s deferred tax asset as at 30 April 2009 and 30 April 2008 is as follows:

	As at 30 April 2009	As at 30 April 2008
	$	$

Net operating loss carry forward	2,244,976	2,045,154

Statutory federal income tax rate	35%	34%
Effective income tax rate	0%	0%

Deferred tax asset	785,742	695,352
Less: Valuation allowance	(785,742)	(695,352)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2009, the Company has unused non-capital losses for Canadian tax purposes of approximately $468,338 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2029.

As at 30 April 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,776,638 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

12.       Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share (Note 13).

ii.
The Company is in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this claim. A total of $72,000 (30 April 2008 - $Nil) related to this amount was accrued in the financial statements of the Company during the year ended 30 April 2009.

iii.	The Company was named in the lawsuit as a defendant versus a former consultant for the breach of contract. On 3 June 2008, the law suit was resolved with no financial damages for the Company.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

13.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 30 April 2009 (Unaudited)	For the year ended 30 April 2009	For the year ended 30 April 2008	For the year ended 30 April 2007
	$	$	$	$

Cash paid during the year for interest	11,362	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 30 April 2009, officers and directors of the Company made contributions to capital for management fees of $100,000 (30 April 2008 - $100,000; cumulative - $300,000) (Note 10).

During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per share for $10,000 in convertible promissory notes (Note 10).

The Company issued a total of 190,933 common shares of the Company for legal, consulting, public and investor relation services (Notes 9 and 10).

During the year ended 30 April 2009, the Company granted 16,000 warrants for a fair value of $147,446 to related parties that was included in stock-based compensation expense (Notes 9 and 10).

During the year ended 30 April 2009, the Company issued 200,000 common shares valued at $1.25 per share for a total value of $250,000 to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party (Notes 4, 9 and 10).

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12).

14.       Subsequent Events

At the annual meeting of stockholders held on 15 May 2009, the Company’s stockholders approved the implementation of a 1:50 reverse stock split of the Company’s common stock.  The record and effective date for the reverse stock split was 3 February 2009.  Immediately prior to the effective time of the reverse stock split, the Company had 56,009,776 shares of common stock outstanding.  Upon the effectiveness of the reverse stock split, the Company had 1,120,195 shares of common stock outstanding. The number of authorized shares of common stock was increased to 200,000,000 and the number of authorized shares of preferred stock was added and set at 50,000,000.  All share and warrant amounts presented in the Consolidated Financial Statements and in the notes thereto have been adjusted to reflect the reverse stock split.  The effect of the reverse stock split on 2003 to 2007 disclosures is unaudited.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2009
____________________________________________________________________________________________________________________________________________

On 16 June 2009, the Company issued 19,885 shares valued between $0.61 and $0.75 per share for total cash proceeds of $14,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

On 1 July 2009, the Company entered into a one-year consulting agreement with an individual, whereby it was agreed that the Company issue a total of 500 shares valued at $3,750 ($7.50 per common share) for these services.

On 13 July 2009, the Company approved a convertible promissory note with a non-related party value at $150,000 at the interest rate of 6% per annum.

On 13 July 2009, the Company entered into one-year consulting agreements with five individuals, whereby it was agreed that the Company issue a total of 2,300 shares valued at $17,250 ($7.50 per common share) for these services.

On 17 July 2009, the Company entered into one-year consulting agreements with two individuals, whereby it was agreed that the Company issue a total of 1,000 shares valued at $7,500 ($7.50 per common share) for these services.

On 21 July 2009, the Company entered into a one-year consulting agreement with an individual, whereby it was agreed that the Company issue a total of 500 shares valued at $3,750 ($7.50 per common share) for this service.

Subsequent to the year ended 30 April 2009, the Company rescinds Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California with the return of 200,000 shares of the Company (Notes 4 and 9).