Form 10-Q
period 2009-07-31
Rotoblock CORP
filed 2009-09-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2009

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

At July 31, 2009, there were 1,130,080 shares of our common stock issued and outstanding.  Of these shares a total of 611,531 are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated financial statements

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our registration statement annual report on Form 10-K for the fiscal year ended April 30, 2009, filed with the U.S. Securities and Exchange Commission on August 13, 2009, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 July 2009	As at 30 April 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	913	4,786
Accounts receivable	204	183
Prepaid expenses (Note 10)	66,119	78,345

	67,236	83,314

Patents (Note 3)	108,745	108,745

Property and equipment (Note 4)	2,281	251,526

	178,262	443,585

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	40,450	40,770
Due to related party (Note 8)	614	551
Provision for legal dispute (Note 12)	72,000	72,000

	113,064	113,321

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 July 2009 – 1,130,080 common shares, par value $0.001
30 April 2009 – 1,120,195 common shares, par value $0.001	1,130	1,120
Additional paid-in capital	5,282,855	5,465,365
Warrants (Note 10)	284,002	280,274
Accumulated comprehensive loss	(4,240)	(4,198)
Deficit, accumulated during the development stage	(5,498,549)	(5,412,297)

	65,198	330,264

	178,262	443,585

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 14)

On behalf of the Board:   /s/ Chien Chih Liu, Director      /s/ Richard Di Stefano, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2009	For the three month period ended 31 July 2009	For the three month period ended 31 July 2008
	$	$	$

Expenses
General and administrative (Schedule 1)	5,255,721	87,636	390,719

Net loss before other items	(5,255,721)	(87,636)	(390,719)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Gain on disposal of property (Notes 4, 9, 10 and 13)	1,384	1,384	-
Provision for legal dispute (Note 12)	(72,000)	-	-
Write-off of property and equipment	(9,870)	-	-
Write-off of related party receivable	(162,204)	-	-

Loss for the period	(5,498,549)	(86,252)	(390,719)

Basic and diluted loss per common share		(0.09)	(0.52)

Weighted average number of common shares used in per share calculations		956,608	747,604

Comprehensive loss
Loss for the period	(5,498,549)	(86,252)	(390,719)
Foreign currency translation adjustment	(4,240)	(42)	4

Comprehensive loss	(5,502,789)	(86,294)	(390,715)

Comprehensive loss per common share		(0.09)	(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2009	For the three month period ended 31 July 2009	For the three month period ended 31 July 2008
	$	$	$

Cash flows used in operating activities
Loss for the period	(5,498,549)	(86,252)	(390,719)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 9 and 13)	325,000	25,000	25,000
Amortization (Note 4)	6,011	629	98
Gain on disposal of property (Notes 4, 9, 10 and 13)	(1,384)	(1,384)	-
Non-cash interest	11,705	-	-
Shares issued for services (Notes 10 and 13)	1,478,831	40,726	165,641
Stock-based compensation (Notes 10 and 13)	2,527,726	3,728	147,446
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(204)	(21)	2
Increase (decrease) in accounts payable and accrued liabilities	28,747	(320)	18,094
Increase in provision for legal dispute (Note 12)	72,000	-	-

	(863,043)	(17,894)	(34,438)

Cash flows used in investing activities
Purchase of equipment (Note 4)	(16,778)	-	(2,940)
Purchase of patents (Note 3)	(108,745)	-	-

	(125,523)	-	(2,940)
Cash flows from financing activities
Common shares issued for cash (Note 10)	900,941	14,000	6,475
Warrants granted for cash (Note 10)	72,164	-	18,525
Warrants exercised	10,000	-	-
Convertible promissory note payable (Note 6)	10,000	-	-
Increase (decrease) in due to related party (Note 8)	614	63	(6)

	993,719	14,063	24,994

Foreign exchange effect on cash	(4,240)	(42)	4

Increase (decrease) in cash and cash equivalents	913	(3,873)	(12,380)

Cash and cash equivalents, beginning of period	-	4,786	91,947

Cash and cash equivalents, end of period	913	913	79,567

   Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 2 September 2003 (inception)	-	-	-	-	-	-	-
Shares issued for cash	140,000	-	534	-	-	-	534
Shares issued for cash	4,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(144,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	300,000	300	(300)	-	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	300,000	300	38,364	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($2.50 per share)	200,000	200	499,800	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	500,000	500	538,164	-	(3,303)	(414,774)	120,587
Shares issued for cash ($13.08 per share)	10,963	11	143,430	-	-	-	143,441
Shares issued for services rendered ($15.59 per share)	48,363	48	753,829	-	-	-	753,877
Shares issued for inventory ($14.50 per share)	12,221	12	177,192	-	-	-	177,204
Warrants exercised ($12.50 per share)	800	1	9,999	-	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	572,347	572	3,523,791	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($10.50 per share) (Note 10)	2,286	2	23,998	-	-	-	24,000
Shares issued for services rendered ($5.62 per share) (Note 10)	34,185	34	192,031	-	-	-	192,065
Contribution to capital by related parties – services	-	-	100,000	-	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525			18,525
Shares issued for services rendered ($1.87 per share) (Note 10)	190,933	191	393,809	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 4, 9, 10, and 13)	200,000	200	249,800	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 6 and 10)	2,000	2	9,998	-	-	-	10,000
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	(4,198)	(5,412,297)	330,264
Shares returned and cancelled for disposal of property ($1.25 per share) (Notes 4, 9, 10, and 13)	(200,000)	(200)	(249,800)	-	-	-	(250,000)
Shares issued for cash ($0.70 per share) (Note 10)	19,885	20	13,980	-	-	-	14,000
Shares issued for services rendered ($0.15 per share) (Notes 10 and 13)	190,000	190	28,310	-	-	-	28,500
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	25,000	-	-	-	25,000
Stock-based compensation (Notes 10 and 13)	-	-	-	3,728	-	-	3,728
Foreign currency translation adjustment	-	-	-	-	(42)	-	(42)
Net loss for the period	-	-	-	-	-	(86,252)	(86,252)

Balance at 31 July 2009	1,130,080	1,130	5,282,855	284,002	(4,240)	(5,498,549)	65,198

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2009	For the three month period ended 31 July 2009	For the three month period ended 31 July 2008
	$	$	$

Consulting fees (Notes 9, 10 and 13)	906,403	40,726	117,877
Amortization (Note 4)	6,011	629	98
Foreign exchange loss	1,545	-	-
Interest	16,790	67	34
Investor relations (Notes 10 and 13)	239,878	-	29,984
Listing, filing and transfer agent fees	47,994	81	3,695
Management fees (Notes 9 and 13)	325,000	25,000	25,000
Office and sundry	64,320	3,799	4,231
Professional fees	418,280	11,007	20,535
Public relations and shareholder information	182,358	921	22,411
Rent	79,205	-	-
Research and development	314,256	-	-
Stock-based compensation (Notes 10 and 13)	2,527,726	3,728	147,446
Travel and entertainment	125,955	1,678	19,408

	5,255,721	87,636	390,719

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

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

The Company’s consolidated financial statements as at 31 July 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $86,252 for the three month period ended 31 July 2009 (31 July 2008 – $390,719) and has a working capital deficiency of $45,828 at 31 July 2009 (30 April 2009 – working capital deficiency of $30,007).

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
31 July 2009

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

At 31 July 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 July 2009

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
31 July 2009

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

Property, equipment and amortization

Property and equipment has been recorded at cost, net of accumulated amortization (Note 4).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Amortization is determined using a declining-balance basis over its estimated useful life of:

Property                        30 years at 3%
Equipment                    5 years at 20%

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

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
31 July 2009

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
31 July 2009

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s consolidated financial statements.

Changes in accounting policies

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company adopted SFAS No. 160 on 1 May 2009 and has determined that SFAS No. 160 did not have an impact on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company adopted SFAS No. 141(R) on 1 May 2009 and has determined that SFAS No. 141(R) did not have an impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009.  The Company adopted SFAS No. 165 on 1 May 2009 has determined that SFAS No. 165 affects the disclosure on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for periods beginning after 15 November 2008.  The Company adopted SFAS No. 161 on 1 February 2009 has determined that SFAS No. 161 did not have an impact on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 July 2009, no engines have been sold.

	Balance at 31 July 2009	Balance at 30 April 2009 (Audited)
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property and Equipment

		Accumulated amortization	Net book value
	Cost		31 July 2009	30 April 2009 (Audited)
	$	$	$	$

Equipment	2,940	659	2,281	2,402
Property	-	-	-	67,874
Land	-	-	-	181,250

	2,940	659	2,281	251,526

During the three month period ended 31 July 2009, total additions to property, plant and equipment were $Nil (30 April 2009 – $252,940).  During the three month priod ended 31 July 2009, total dispositions of property, plant and equipment were $248,618 (30 April 2009 - $Nil).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party (the “Related Party”) to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California (the “Agreement”).  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384.  As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 9, 10 and 13).

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

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the three month period ended 31 July 2009.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the three month period ended 31 July 2009.
8.	Due to Related Party

As at 31 July 2009, the amount due to related party is $614 (30 April 2009 - $551) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the three month period ended 31 July 2009, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2008 - $25,000, cumulative - $325,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the three month period ended 31 July 2009, the Company issued 75,000 shares with a fair value of $11,250 to related parties for consulting services.  Of this amount, $480 was expensed during the three month period ended 31 July 2009 and the remaining $10,770 was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

During the three month period ended 31 July 2009, the Company granted Nil warrants to related parties.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

On 24 November 2008, the Company entered into an Agreement with a Related Party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384.  As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 4, 10 and 13).

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

ii.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for consulting services.

iii.	During the year ended 30 April 2008, the Company issued 20,000 common shares valued at $2.50 per share for $50,000 in consulting services.

iv.
During the year ended 30 April 2008, the Company issued 6,000 common shares valued at $2.50 per share for $15,000 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

v.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for $4,000 in consulting services.

vi.
During the year ended 30 April 2008, the Company issued 7,600 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 up to 6 September 2012.

vii.	During the year ended 30 April 2008, the Company issued 2,571 common shares valued at $6.50 per share for $16,710 for consulting services.

viii.	During the year ended 30 April 2008, the Company issued 1,684 common shares valued at $4.50 per share for $8,000 for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

ix.	During the year ended 30 April 2008, the Company issued 589 common shares valued at $4.50 per share for $2,800 for consulting services.

x.
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 31 July 2009, 6,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 July 2009, 6,667 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services.

xiii.	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services.

xiv.
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 July 2009, 20,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xv.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $4.00 per common share for $4,000 in consulting services.

xvi.
During the year ended 30 April 2009, the Company issued 6,400 common shares valued at $15.00 per common share for $96,000 in investor relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

xvii.
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 July 2009, 16,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

xviii.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services.

xix.
During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share  for $7,500 in public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xx.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share $24,000 in consulting expense to a related party (Note 9).

xxi.
During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 9).

xxii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 July 2009, 3,333 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiii.	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per common share for $10,000 in repayment for a convertible promissory note (Note 6).

xxiv.
During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $3.00 per common share for $6,000 in consulting expense.  Of this amount, $1,513 was expensed during the period (30 April 2009 - $3,271, cumulative - $4,784), and the remaining $1,216 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

xxv.
During the year ended 30 April 2009, the Company issued 200,000 shares of common stock valued at $1.25 per share purchase for land and building from a related party valued at $250,000 (Notes 4, 9 and 13).   These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  These shares were cancelled in the current period.

xxvi.	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $1.00 per common share for $5,000 in legal services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

xxvii.
During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties.  Of this amount, $37,808 was expensed during the period (30 April 2009 - $74,384, cumulative - $112,192), and the remaining $37,808 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

xxviii.
During the three month period ended 31 July 2009, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Agreement entered into on 24 November 2008.  These shares were cancelled on 29 July 2009 (Notes 4, 9 and 13).

xxix.
During the three month period ended 31 July 2009, the Company issued 6,552 common shares valued at $0.61 per common share for cash of $4,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the three month period ended 31 July 2009, the Company issued 13,333 common shares valued at $0.75 per common share for cash of $10,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxi.
During the three month period ended 31 July 2009, the Company issued 190,000 common shares valued at $0.15 per common share for $28,500 in consulting expense.  Of this amount, $1,405 was expensed during the period and the remaining $27,095 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 July 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	1.45
Warrants	7.50	50,000	2.35
Warrants	12.50	7,600	3.11
Warrants	12.50	6,667	3.48
Warrants	7.50	20,000	3.67
Warrants	12.50	6,667	3.69
Warrants	7.50	16,000	3.81
Warrants	12.50	3,333	3.93
Warrants	0.25	25,000	4.96

		194,467

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

The following is a summary of warrant activities during the three month period ended 31 July 2009 and during the year ended 30 April 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93

Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97

Granted	25,000	0.25
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 July 2009	194,467	13.95

Weighted average fair value of warrants granted during the period		0.15

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2009 amounted to $0.15 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:
	As at 31 July 2009	As at 30 April 2009 (Audited)

Risk free interest rate	2.36%	3.02% - 3.28%
Expected life	5.0 years	5.0 years
Annualized volatility	144%	153% - 158%
Expected dividends	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

Restricted Common Shares

During the three month period ended 31 July 2009, the Company issued 209,885 common shares and cancelled 200,000 common shares (30 April 2009 – issued 396,266 common shares and cancelled Nil common shares).  Of the issued shares, 19,885 common shares (30 April 2009 – 381,733 common shares) were restricted from trading and the 200,000 rescinded shares (30 April 2009 – Nil common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 July 2009, a total of 1,130,080 common shares are outstanding.  Of these 611,531 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2009.  There are no current or deferred tax expenses for the period ended 31 July 2009 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2009	For the three month period ended 31 July 2008
	$	$

Deferred tax asset attributable to:
Current operations	29,326	132,845
Contributions to capital by related party – expenses	(8,500)	(8,500)
Stock-based compensation	(1,268)	(50,132)
Non-deductible items	(785)	-
Change in valuation allowance	(18,773)	(74,213)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

The composition of the Company’s deferred tax asset as at 31 July 2009 and 30 April 2009 is as follows:

	As at 31 July 2009	As at 30 April 2009 (Audited)
	$	$

Net operating loss carry forward	2,331,228	2,244,976

Statutory federal income tax rate	34%	35%
Effective income tax rate	0%	0%

Deferred tax asset	792,618	785,742
Less: Valuation allowance	(792,618)	(785,742)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2009, the Company has unused non-capital losses for Canadian tax purposes of approximately $468,338 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2030.

As at 31 July 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $1,794,191 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2030.

12.       Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share (Note 13).

ii.
On 21 July 2009, the Company entered into one-year consulting agreements with two individuals, whereby the Company agreed to issue 50,000 common shares of the Company valued at $8,500 for consulting services (Note 14).

iii.
The Company is in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this claim. A total of $Nil (30 April 2009 – $72,000) related to this amount was accrued in the consolidated financial statements of the Company during the three month period ended 30 April 2009.

iv.	The Company is committed to issuing 25,000 shares valued at $3,750 pursuant to the one-year consulting agreement for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2009

13.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 July 2009	For the three month period ended 31 July 2009	For the three month period ended 31 July 2008
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 July 2009, officers and directors of the Company made contributions to capital for management fees of $25,000 (31 July 2008 - $25,000; cumulative - $325,000) (Note 10).

The Company issued a total of 190,000 common shares of the Company for legal, consulting, public and investor relation services (Notes 9 and 10).

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12).

During the three month period ended 31 July 2009, the Company granted 25,000 warrants for a fair value of $3,728 that was recorded as stock-based compensation expense (Notes 9 and 10).

During the three month period ended 31 July 2009, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Agreement entered into on 24 November 2008.  These shares were cancelled on 29 July 2009.  The Company also recorded a gain of $1,384 related to this disposal (Notes 4, 9 and 10).

14.      Subsequent Events

The following events occurred during the period from the date of the three month period ended 31 July 2009 to the date that consolidated financial statements were available to be issued on 14 September 2009:

i.	On 12 August 2009, the Company issued a total of 50,000 common shares of the Company valued at $8,500 pursuant to the consulting agreements entered with two individuals on 21 July 2009 (Note 12).

ii.
On 17 August 2009, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants with an exercise price of $2.50 per share for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.
On 17 August 2009, the Company issued 28,572 shares valued at $1.75 for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total comprehensive net losses since inception are $5,498,549. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2010.

On February 3, 2009, we effected a one for fifty (1:50) reverse stock split of our issued and outstanding common stock, including warrants to purchase shares. All share and warrant amounts presented in this quarterly report and our unaudited consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.

Three month period ended July 31, 2009 as compared to the three month period ended July 31, 2008

For the three month period ended July 31, 2009, we incurred a net operating loss of $86,252, or $0.09 per share, as compared to a net operating loss of $390,719, or $0.52 per share, for the three month period ended July 31, 2008.

We incurred total expenses of $86,252 for the three month period ended July 31, 2009, as compared to total expenses of $390,719 for the three month period ended July 31, 2008. Our expenses for the three month period ended July 31, 2009 consisted of $11,007 in professional fees (2008 - $20,535, cumulative - $418,280), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2008 - $25,000, cumulative - $325,000); $40,726  in consulting fees (2008 - $117,877, cumulative - $906,403); $3,728 in stock-based compensation expense (2008 - $147,446, cumulative - $2,527,726); $ 921 in public relations and shareholder information (2008 - $22,411, cumulative - $182,358); and $1,678 for travel and entertainment expense (2008 - $19,408, cumulative - $125,955).  The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation, interest expense and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased during the three month period ended July 31, 2009, as compared to the three month period ended July 31, 2008, primarily due to decreased expenses for consulting fees, investor relations, professional fees, public relations and shareholder information, stock-based compensation and travel expenses.

On July 29, 2009, we cancelled the Asset Purchase and Balance Sheet Enhancement Agreement with the return of 200,000 shares to treasury stock and a recorded a gain of $1,384 related to disposal of the land and building. We had entered into the Agreement on November 24, 2008 with a related party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock, valued at $1.25 per share.

Liquidity and Capital Resources and Cash Flows

We currently have $913 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the three month period ended July 31, 2009 was $14,063, attributed to private sales of our common stock.

During the three month period ended July 31, 2009, we recorded a gain in cash flows of $1,384 related to the disposal of land and building acquired pursuant to the Agreement entered into on 24 November 2008.

At July 31, 2009, the amount due to a related party was $614 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

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

On November 15, 2007, we filed our intention to register 100,000 shares of our common stock under  a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $4.50 per share.
On July 21, 2009, we entered into one-year consulting agreements with two individuals, whereby we agreed to issue 50,000 shares of common stock, valued at $8,500, for consulting services.

We are committed to issuing 25,000 shares, valued at $3.750 pursuant to a one-year consulting agreement for services.

We are in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this claim; however, a total of $72,000  has been accrued as a provision for possible payment of this legal dispute.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Plan of Operations

On September 15, 2003, we entered into an option agreement (the “Option”) to purchase certain patents related to the Oscillating Piston Engine (the “OPE Patents”).  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745), and $1,500,000 in cash by 2 June 2007.

On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of July 31, 2009, no engines have yet been sold.

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings. As of the filing of this report, no significant activities occurred related to this agreement during the three month period ended July 31, 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and the Company will be successful in its deense of this claim; however, a total of $72,000 was accrued during the year ended April 30, 2009 as a provision for possible payment of this legal dispute. We are not  currently a party to any other legal proceeding.

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our annual report on Form 10-K, filed on August 13, 2009. You should carefully consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2009, we issued a total of 209,885 shares of our common stock.  Of these, 75,000 shares were issued to officers, directors and/or affiliates and are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

At July 31, 2009, a total of 1,130,080 shares of common stock are issued and outstanding.  Of these, 611,531 were restricted from trading ,as defined under Rule 144 of the United States Securities Act of 1933.

Following are descriptions of all unregistered equity securities issued and/or sold during the three month period ended July 31, 2009:

During the three month period ended July 31, 2009, we issued 190,000 shares of common stock, valued at $0.15 per share, for $28,500 in consulting services.

During the three month period ended July 31, 2009, we issued 6,552 shares of common stock, valued at $0.61 per share for $4,000 in cash. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2009, we issued 13,333 shares of common stock, valued at $0.75 per share for $10,000 in cash. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended July 31, 2009, we granted 25,000 warrants, valued at $3,728 for stock-based compensation.

During the three month period ended July 31, 2009, we cancelled the Agreement to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party for a total value of $250,000 and the 200,000 shares of common stock issued in the transaction were cancelled and returned to treasury.

Following are details of the common stock purchase warrants outstanding at July 31, 2009, adjusted to reflect the 1:50 reverse stock split effected in February 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	1.45
Warrants	7.50	50,000	2.35
Warrants	12.50	7,600	3.11
Warrants	12.50	6,667	3.48
Warrants	7.50	20,000	3.67
Warrants	12.50	6,667	3.69
Warrants	7.50	16,000	3.81
Warrants	12.50	3,333	3.93
Warrants	0.25	25,000	4.96

		194,467

Following is a summary of warrant activities during the fiscal year ended April 30, 2009 and for the three month period ended July 31, 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93

Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97

Granted	25,000	0.25
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 July 2009	194,467	13.95

Weighted average fair value of warrants granted during the period		0.15

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2009 amounted to $0.15 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 July 2009	As at 30 April 2009 (Audited)

Risk free interest rate	2.36%	3.02% - 3.28%
Expected life	5.0 years	5.0 years
Annualized volatility	144%	153% - 158%
Expected dividends	-	-

There were no stock options issued or outstanding at July 31, 2009.

 Item 3.  Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information - Subsequent Events

On August 12, 2009, we issued a total of 50,000 shares of common stock, valued at $8.500, pursuant to consulting agreements entered into with two individuals on July 21, 2009.

On August 17, 2009, we issued 28,572 units valued at $1.75, each consisting of one share and two common share purchase warrants with an exercise price of $2.50 per share for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

On August 17, 2009, we issued 28,572 shares of common stock, valued at $1.75 per share, for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Item 6.  Exhibits

The following Exhibits 3(i) and 3 (ii), marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form  SB-2 Registration Statement, filed on June 7, 2004 under our SEC File Number 333-116324 on the SEC website at www.sec.gov. Exhibit 99.1 can be found in its entirety in our Form 10K-SB for the fiscal year ended April 30, 2006, filed on July 31, 2006. These exhibits are incorporated herein by this reference.

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

* 99                              Agreement with Obvio! Automotoveiculos S.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated: September 14, 2009

/s/  Richard Di Stefano                                                _
By: Richard Di Stefano, Principal Accounting Officer

Dated: September 14, 2009