Form 10-Q
period 2009-10-31
Rotoblock CORP
filed 2009-12-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2009

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

At October 31, 2009, there were 1,237,224 shares of our common stock issued and outstanding.  Of these shares a total of 749,129 are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

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

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 October 2009	As at 30 April 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	20,314	4,786
Accounts receivable	207	183
Prepaid expenses (Note 10)	25,844	78,345

	46,365	83,314

Patents (Note 3)	108,745	108,745

Property and equipment (Note 4)	2,160	251,526

	157,270	443,585

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	165,203	40,770
Due to related party (Note 8)	622	551
Provision for legal dispute (Note 12 ii)	72,000	72,000

	237,825	113,321

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 October 2009 – 1,237,224 common shares, par value $0.001
30 April 2009 – 1,120,195 common shares, par value $0.001	1,237	1,120
Additional paid-in capital	5,377,837	5,465,365
Warrants (Note 10)	727,413	280,274
Accumulated comprehensive loss	(4,245)	(4,198)
Deficit, accumulated during the development stage	(6,182,797)	(5,412,297)

	(80,555)	330,264

	157,270	443,585

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 14)

On behalf of the Board:   /s/ Chien Chih Liu, Director      /s/ Mariya Petrovska, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to31 October 2009	For the three months ended 31 October 2009	For the three months ended 31 October 2008	For the six months ended 31 October 2009	For the six months ended 31 October 2008
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	5,939,969	684,248	102,320	771,884	493,039

Net loss before other items	(5,939,969)	(684,248)	(102,320)	(771,884)	(493,039)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Gain on disposal of property (Notes 4, 9 and 10)	1,384	-	-	1,384	-
Provision for legal dispute (Note 12 ii)	(72,000)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(6,182,797)	(684,248)	(102,320)	(770,500)	(493,039)

Basic and diluted loss per common share		(0.56)	(0.13)	(0.71)	(0.65)

Weighted average number of common shares used in per share calculations		1,220,144	763,174	1,088,376	755,540

Comprehensive loss
Loss for the period		(684,248)	(102,320)	(770,500)	(493,039)
Foreign currency translation adjustment		(123)	66	(47)	70

Comprehensive loss		(684,371)	(102,254)	(770,547)	(492,969)

Comprehensive loss per common share		(0.56)	(0.13)	(0.71)	(0.65)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2009	For the three months ended 31 October 2009	For the three months ended 31 October 2008	For the six months ended 31 October 2009	For the six months ended 31 October 2008
	$	$	$	$	$

Cash used in operating activities
Loss for the period	(6,182,797)	(684,248)	(102,320)	(770,500)	(493,039)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 9 and 13)	350,000	25,000	25,000	50,000	50,000
Depreciation (Note 4)	6,132	121	148	750	246
Gain on disposal of property (Notes 4, 9 and 10)	(1,384)	-	-	(1,384)	-
Non-cash interest	11,705	-	-	-	-
Shares issued for services (Notes 10 and 13)	1,527,607	48,776	43,103	89,502	208,744
Stock-based compensation (Notes 10 and 13)	2,932,726	405,000	-	408,728	147,446
Write-off of property and equipment	9,870	-	-	-	-
Write-off of related party receivable	177,204	-	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(207)	(3)	34	(24)	36
Increase (decrease) in accounts payable and accrued liabilities (Note 5)	153,500	124,753	(18,275)	124,433	(181)
Increase in provision for legal dispute (Note 12 ii)	72,000	-	-	-	-

	(943,644)	(80,601)	(52,310)	(98,495)	(86,748)
Cash flows used in investing activities
Purchase of equipment (Note 4)	(16,778)	-	-	-	(2,940)
Purchase of patents (Note 3)	(108,745)	-	-	-	-

	(125,523)	-	-	-	(2,940)
Cash flows from (used in) financing activities
Common shares issued for cash (Note 10)	1,000,941	100,000	-	114,000	6,475
Warrants granted for cash (Note 10)	72,164	-	-	-	18,525
Warrants exercised	10,000	-	-	-	-
Convertible promissory note payable (Note 6)	10,000	-	-	-	-
Increase (decrease) in due to related party (Note 8)	622	8	(100)	71	(106)

	1,093,727	100,008	(100)	114,071	24,894

Foreign exchange effect on cash	(4,246)	(5)	66	(47)	70

Increase (decrease) in cash and cash equivalents	20,314	19,402	(52,344)	15,529	(64,724)

Cash and cash equivalents, beginning of period	-	912	79,567	4,785	91,947

Cash and cash equivalents, end of period	20,314	20,314	27,223	20,314	27,223

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

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525			18,525
Shares issued for services rendered ($1.87 per share) (Note 10)	190,933	191	393,809	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 4, 9, 10, and 13)	200,000	200	249,800	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 6 and 10)	2,000	2	9,998	-	-	-	10,000
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 4, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	(250,000)
Shares issued for cash ($0.70 per share) (Note 10)	77,029	77	113,923	-	-	-	114,000
Shares issued for services rendered ($0.15 per share) (Notes 10 and 13)	190,000	190	28,310	-	-	-	28,500
Shares issued for services rendered ($0.17 per share) (Notes 10 and 13)	50,000	50	8,450	-	-	-	8,500
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	50,000	-	-	-	50,000
Fair value of warrants issued	-	-	(38,411)	38,411	-	-	-
Stock-based compensation (Notes 10 and 13)	-	-	-	408,728	-	-	408,728
Foreign currency translation adjustment	-	-	-	-	(47)	-	(47)
Net loss for the period	-	-	-	-	-	(770,500)	(770,50052)

Balance at 31 October 2009	1,237,224	1,237	5,377,837	727,413	(4,245)	(6,182,797)	(80,555)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2009	For the three months ended 31 October 2009	For the three months ended 31 October 2008	For the six months ended 31 October 2009	For the six months ended 31 October 2008
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	955,179	48,776	2,362	89,502	120,239
Depreciation	6,132	121	148	750	246
Foreign exchange loss	1,545	-	-	-	-
Interest	17,590	800	79	867	113
Investor relations (Notes 10 and 13)	239,878	-	24,197	-	54,181
Listing, filing and transfer agent fees	51,734	3,740	3,060	3,821	6,755
Management fees (Notes 9 and 13)	350,000	25,000	25,000	50,000	50,000
Office and sundry	65,453	1,133	4,618	4,932	8,849
Professional fees	439,469	21,189	14,899	32,196	35,434
Public relations and shareholder information	190,364	8,006	14,622	8,927	37,033
Rent	79,205	-	-	-	-
Research and development	314,256	-	-	-	-
Salaries and wages	133,973	133,973	-	133,973	-
Stock-based compensation (Notes 10 and 13)	2,932,726	405,000	-	408,728	147,446
Travel and entertainment	162,465	36,510	13,335	38,188	32,743

	5,939,969	684,248	102,320	771,884	493,039

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

1.	Nature and Continuance of Operations

Rotoblock Corporation (the “Company”) was incorporated under the laws of the State of Nevada on 22 March 2004.

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s consolidated financial statements as at 31 October 2009 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $770,500 for the six month period ended 31 October 2009 (31 October 2008 – $493,039) and has a working capital deficiency of $191,460 at 31 October 2009 (30 April 2009 – $30,007).

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
31 October 2009

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

At 31 October 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are expressed in U.S. dollars.

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
31 October 2009

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 October 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidatd financial statements.

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
Equipment                    5 years at 20%

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Long lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718 “Compensation - Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, consolidated financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Research and development

Research and development costs are expensed as incurred.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Patents

In April 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 removes the concept of qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing",  and removes the exception from applying ASC 810-10, “Consolidation”. These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

Changes in accounting policies

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets,  the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 October 2009, no engines have been sold.

	Balance at 31 October 2009	Balance at 30 April 2009 (Audited)
	$	$

Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property, Plant and Equipment

		Accumulated amortization	Net book value
	Cost		31 October 2009	30 April 2009 (Audited)
	$	$	$	$

Equipment	2,940	780	2,160	2,402
Property	-	-	-	67,874
Land	-	-	-	181,250

	2,940	780	2,160	251,526

During the the six month period ended 31 October 2009, total additions to property, plant and equipment were $Nil (30 April 2009 – $252,940).  During the six month priod ended 31 October 2009, total dispositions of property, plant and equipment were $248,616 (30 April 2009 - $Nil).

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
31 October 2009

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 October 2009 is $11,705 accrued interest payable.

Included in accounts payable and accrued liabilities as at 31 October 2009 is $58,973 accrued salaries payable to the corporate secretary and the chief executive officer of the Company (Note 13).

Included in accounts payable and accrued liabilities as at 31 October 2009 is $75,000 one time bonus payable to the chief executive officer of the Company upon signing of an employment agreement (Note 13).

6.	Convertible Promissory Note Payable

During the year ended 30 April 2007, the Company entered into a convertible promissory note agreement for $10,000 cash. The note was non-interest bearing, unsecured and repaid in 2,000 common shares of the Company on 12 August 2008 (Note 10).

7.	Joint Venture Agreement

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the six month period ended 31 October 2009.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the six month period ended 31 October 2009.
8.	Due to Related Party

As at 31 October 2009, the amount due to related party is $622 (30 April 2009 - $551) payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

9.	Related Party Transactions

During the six month period ended 31 October 2009, officers and directors of the Company made contributions to capital for management fees of $50,000 (31 October 2008 - $50,000, cumulative - $350,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the six month period ended 31 October 2009, the Company issued 75,000 shares with a fair value of $11,250 to related parties for consulting services.  Of this amount, $3,443 was expensed during the six months ended 31 October 2009 and the remaining $7,807 was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

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
31 October 2009

ix.	During the year ended 30 April 2008, the Company issued 589 common shares valued at $4.50 per share for $2,800 for consulting services.

x.
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 31 October 2009, 6,667 of the share purchase warrants in this series remain outstanding. These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 October 2009, 6,667 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services.

xiii.	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services.

xiv.
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 October 2009, 20,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

xvii.
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 October 2009, 16,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

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

xxii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 October 2009, 3,333 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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
31 October 2009

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

xxviii.
During the six month period ended 31 October 2009, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Agreement entered into on 24 November 2008.  These shares were cancelled on 29 July 2009 (Notes 4, 9 and 13).

xxix.
During the six month period ended 31 October 2009, the Company issued 6,552 common shares valued at $0.61 per common share for cash of $4,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the six month period ended 31 October 2009, the Company issued 13,333 common shares valued at $0.75 per common share for cash of $10,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxi.
During the six month period ended 31 October 2009, the Company issued 190,000 common shares valued at $0.15 per common share for $28,500 in consulting expense.  Of this amount, $8,722 was expensed during the period and the remaining $19,778 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

xxxii.
During the six month period ended 31 October 2009, the Company issued 50,000 common shares valued at $0.17 per common share for $8,500 in consulting expense.  Of this amount, $2,434 was expensed during the period and the remaining $6,066 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

xxxiii.	During the period ended 31 October 2009, the Company issued 200,000 warrants valued at $1.80 with an exercise price of $0.50 per share as stock-based compensation.

xxxiv.
During the period ended 31 October 2009, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants with an exercise price of $2.50 per share for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxv.
During the period ended 31 October 2009, the Company issued 28,572 shares valued at $1.75 for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 October 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	1.20
Warrants	7.50	50,000	2.10
Warrants	12.50	7,600	2.86
Warrants	12.50	6,667	3.23
Warrants	7.50	20,000	3.42
Warrants	12.50	6,667	3.44
Warrants	7.50	16,000	3.56
Warrants	12.50	3,333	3.68
Warrants	0.25	25,000	4.71
Warrants	0.25	25,000	4.73
Warrants	0.50	200,000	4.73
Warrants	2.50	57,144	4.73

		476,611

The following is a summary of warrant activities during the six month period ended 31 October 2009 and during the year ended 30 April 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93

Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97

Granted	307,144	0.63
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2009	476,611	4.08

Weighted average fair value of warrants granted during the period		1.87

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

The weighted average grant date fair value of warrants issued during the six month period ended 31 October 2009 amounted to $1.87 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

	As at 31 October 2009	As at 30 April 2009 (Audited)	As at 30 April 2008 (Audited)

Risk free interest rate	1.55% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years	5.0 years
Annualized volatility	629%	153% - 158%	119% - 150%
Expected dividends	-	-	-

Restricted Common Shares

During the six month period ended 31 October 2009, the Company issued 317,029 common shares and cancelled 200,000 common shares (30 April 2009 – issued 396,266 common shares and cancelled Nil common shares).  Of the issued shares, 77,029 common shares (30 April 2009 – 381,733 common shares) were restricted from trading and the 200,000 rescinded shares (30 April 2009 – Nil common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 October 2009, a total of 1,237,224 common shares are outstanding.  Of these 749,129 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2009.  There are no current or deferred tax expenses for the period ended 31 October 2009 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six months ended 31 October 2009	For the six months ended 31 October 2008
	$	$

Deferred tax asset attributable to:
Current operations	261,970	167,633
Contributions to capital by related party – expenses	(17,000)	(17,000)
Stock-based compensation	(138,968)	(50,132)
Non-deductiblemeals and entertainment	(6,492)	-
Change in valuation allowance	(99,510)	(100,501)

Net refundable amount	-	-

       The composition of the Company’s deferred tax asset as at 31 October 2009 and 30 April 2009 is as follows:

	As at 31 October 2009	As at 30 April 2009 (Audited)
	$	$

Net operating loss carry forward	2,537,654	2,244,976

Statutory federal income tax rate	34%	35%
Effective income tax rate	0%	0%

Deferred tax asset	862,802	785,742
Less: Valuation allowance	(862,802)	(785,742)

Net deferred tax asset	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2009

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2009, the Company has unused non-capital losses for Canadian tax purposes of approximately $468,338 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2029.

As at 31 October 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $2,069,316 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

12.         Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share (Note 13).

ii.
The Company is in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this claim. A total of $Nil (30 April 2009 – $72,000) related to this amount was accrued in the consolidated financial statements of the Company during the six month period ended 31 October 2009.

iii.
The Company entered into an employment agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009.  No salaries have been paid and $16,849 has been recorded in accrued liabilities.

iv.
The Company entered into an employment agreement with the chief executive office for a salary of $120,000 per annum beginning 1 July 2009.  No salaries have been paid and $42,124 has been recorded in accrued liabilities.

v.	The Company is committed to issuing 1,000,000 employee stock options to an executive of the Company under an employment agreement dated 13 July 2009.

13.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2009	For the three months ended 31 October 2009	For the three months ended 31 October 2008	For the six months ended 31 October 2009	For the six months ended 31 October 2008
	$	$	$	$	$

Cash paid during the period for interest	11,362	-	-	-	-
Cash paid during the period for income taxes	1,790	-	-	-	-

During the six month period ended 31 October 2009, officers and directors of the Company made contributions to capital for management fees of $50,000 (31 October 2008 - $50,000; cumulative - $350,000) (Note 9).

The Company issued a total of 240,000 common shares of the Company for legal, consulting, public and investor relation services (Notes 9 and 10).

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12).

During the six month period ended 31 October 2009, the Company granted 250,000 warrants for a fair value of $408,728 that was recorded as stock-based compensation expense (Notes 9 and 10).

During the six month period ended 31 October 2009, the Company granted 57,144 warrants in conjunction with shares issued for cash. The warrants have a fair value of $38,411 that was recorded to paid-in capital and contributed surplus warrants respectively.

During the six month period ended 31 October 2009, the Company rescinded the 200,000 common shares valued at $1.25 per share for a total value of $250,000 which had been issued to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party (Notes 4, 9 and 10).

14.         Subsequent Events

There are no subsequent events from the date of the six month period ended 31 October 2009 to the date the consolidated financial statements were available to be issued on 9 December 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total comprehensive net losses since inception are $6,182,797. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2010.

Three month period ended October 31, 2009 as compared to the three month period ended October 31, 2008

For the three month period ended October 31, 2009, we incurred comprehensive net operating losses of $684,371, or $0.56 per share, as compared to comprehensive net operating losses of $102,254, or $0.13 per share, for the three month period ended October 31, 2008.

We incurred total operating expenses of $684,248 for the three month period ended October 31, 2009, as compared to total operating expenses of $102,320 for the three month period ended October 31, 2008.

Total operating expenses for the three month period ended October 31, 2009 consisted of $405,000 in stock-based compensation (2008- $Nil, cumulative - $2,932,726); $133,973 in salaries and wages (2008- $Nil, cumulative - $133,973); $21,189 in professional fees (2008 - $14,899, cumulative - $439,469), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2008 - $25,000, cumulative - $350,000); $48,776  in consulting fees (2008 - $2,362, cumulative - $955,179); $8,006 in public relations and shareholder information expense (2008 - $14,622, cumulative - $190,364); and $36,510 for travel and entertainment expense (2008 - $13,335, cumulative - $162,465).  The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation, interest expense and filing fees incurred in connection with our day-to-day operations.

Our expenses increased significantly during the three month period ended October 31, 2009, as compared to the three month period ended October 31, 2008, primarily due to increases in stock-based compensation, consulting fees and salaries and wages expense.

Liquidity and Capital Resources and Cash Flows

We currently have $20,314 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the three month period ended October 31, 2009 was $100,008, attributed to private sales of our common stock.

At October 31, 2009, the amount due to a related party was $622 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

We have the following commitments/liabilities:

On March 30, 2004, we entered into a loan agreement for $500,000, of which $350,000 was received by November 30, 2004.  During the 2006 fiscal year, the principal portion of the loan was paid out in full.  The loan was secured by all the assets of the company, bore interest at 5% per annum and was payable on demand.  Accrued interest on the loan has been calculated at $11,705; however, this amount has not yet been paid to the lender and is still due and payable as of the date of the filing of this quarterly report.

On November 15, 2007, we registered 100,000 shares of our common stock by filing a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $4.50 per share.

We entered into an employment agreement with our Corporate Secretary for a salary of $50,000 per year, beginning July 1, 2009. No salaries have been paid to date; however, $16,849 has been recorded in the accrued liabilities section of our balance sheets.

We entered into an employment agreement with our Chief Executive Officer for a salary of $120,000 per year, beginning July 1, 2009. No salaries have been paid to date; however, $42,124 has been recorded in the accrued liabilities section of our balance sheets.

We are committed to issuing 1,000,000 employee stock options to an executive under an employment agreement dated July 13, 2009.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Plan of Operations

On September 15, 2003, we entered into an option agreement (the “Option”) to purchase certain patents related to the Oscillating Piston Engine (the “OPE Patents”).  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745) and $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of October 31, 2009, no engines have yet been sold.

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the six month period ended 31 October 2009.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the six month period ended 31 October 2009.

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings. As of the filing of this report, no significant activities occurred related to this agreement during the three month period ended October 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4T. Controls and Procedures

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4T includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Critical Accounting Policies

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The consolidated financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles ("GAAP"). Preparing consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended October 31, 2009, we issued a total of 317,029 shares of our common stock.  Of these, 77,029 shares were issued to officers, directors and/or affiliates and are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

At October 31, 2009, a total of 1,237,224 shares of common stock are issued and outstanding.  Of these, 749,129 were restricted from trading ,as defined under Rule 144 of the United States Securities Act of 1933.

Following are descriptions of all unregistered equity securities issued and/or sold during the three and six month period ended October 31, 2009:

During the three month period ended October 31, 2009, we issued 190,000 shares of common stock, valued at $0.15 per share, for $28,500 in consulting services.

During the three month period ended October 31, 2009, we issued 50,000 shares of common stock, valued at $0.17 per share, for $8,500 in consulting services.

During the three month period ended October 31, 2009, we issued 6,552 shares of common stock, valued at $0.61 per share for $4,000 in cash. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended October 31, 2009, we issued 13,333 shares of common stock, valued at $0.75 per share for $10,000 in cash. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended October 31, 2009, we issued 28,572 units, valued at $.75 per unit, consisting of one share of common stock and two warrants, with an exercise price of $2.50 per share, for total cash proceeds of $50,000. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended October 31, 2009, we issued 28,572 shares of common stock, valued at $1.75 per share for total cash proceeds of $50,000. These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

During the three month period ended October 31, 2009, we issued 200,000 warrants, valued at $1.80 per warrant, with an exercise price of $0.50 per share for stock-based compensation.

During the three month period ended October 31, 2009, we cancelled the Agreement to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party for a total value of $250,000 and the 200,000 shares of common stock issued in the transaction were cancelled and returned to treasury.

Following are details of the common stock purchase warrants outstanding at October 31, 2009:

	Exercise price $	Number of warrants	Remaining contractual life (years)

Warrants	12.50	59,200	1.20
Warrants	7.50	50,000	2.10
Warrants	12.50	7,600	2.86
Warrants	12.50	6,667	3.23
Warrants	7.50	20,000	3.42
Warrants	12.50	6,667	3.44
Warrants	7.50	16,000	3.56
Warrants	12.50	3,333	3.68
Warrants	0.25	25,000	4.71
Warrants	0.25	25,000	4.73
Warrants	0.50	200,000	4.73
Warrants	2.50	57,144	4.73

		476,611

Following is a summary of warrant activities during the six month period ended 31 October 2009 and the year ended 30 April 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93
Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	307,144	0.63
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2009	476,611	4.08

Weighted average fair value of warrants granted during the period		1.87

The weighted average grant date fair value of warrants issued during the six months ended 31 October 2009 amounted to $1.87 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 October 2009	As at 30 April 2009 (Audited)	As at 30 April 2008 (Audited)

Risk free interest rate	1.55% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years	5.0 years
Annualized volatility	629%	153% - 158%	119% - 150%
Expected dividends	-	-	-

There were no stock options issued or outstanding at October 31, 2009; however, on July 13, 2009, we entered into an employment agreement with an executive and committed to issue 1,000,000 employee stock options pursuant to the agreement. No exercise price or terms of the options or date of issuance were set forth in the agreement and will be determined by the Board of Directors prior to issuance and fulfillment of our commitment.

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

Dated: December 15, 2009

/s/  Richard Di Stefano                                                _
By: Richard Di Stefano, Principal Accounting Officer

Dated: December 15, 2009