Form 10-Q
period 2010-01-31
Rotoblock CORP
filed 2010-03-17
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No  X

At January 31, 2010, there were 1,237,224 shares of our common stock issued and outstanding.  Of these shares a total of 749,129 are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

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

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2010	As at 30 April 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	5,229	4,786
Accounts receivable	207	183
Prepaid expenses (Note 10)	16,501	78,345

	21,937	83,314

Patents (Note 3)	108,745	108,745

Property and equipment (Note 4)	2,039	251,526

	132,721	443,585
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	207,788	40,770
Due to related party (Note 8)	622	551
Provision for legal dispute (Note 12 ii)	0	72,000

	280,410	113,321

Stockholders’ equity (deficiency)
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 January 2010 – 1,237,224 common shares, par value $0.001
30 April 2009 – 1,120,195 common shares, par value $0.001	1,237	1,120
Additional paid-in capital	5,402,837	5,465,365
Warrants	727,413	280,274
Accumulated comprehensive loss	(4,245)	(4,198)
Deficit, accumulated during the development stage	(6,202,931)	(5,412,297)

	(75,689)	330,264

	132,721	443,585

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 14)

On behalf of the Board:   /s/ Chien Chih Liu, Director      /s/ Mariya Petrovska, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2010 (Unaudited)	For the three month period ended 31 January 2010	For the three month period ended 31 January 2009	For the nine month period ended 31 January 2010	For the nine month period ended 31 January 2009
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	6,032,103	92,134	116,211	864,018	609,250

Net loss before other items	(6,032,103)	(92,134)	(116,211)	(864,018)	(609,250)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Gain on disposal of property (Notes 4, 9, 10 and 13)	1,384	-	-	1,384	-
Provision for legal dispute (Note 12 ii)	-	72,000	-	72,000	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(6,202,931)	(20,134)	(116,211)	(790,634)	(609,250)

Basic and diluted loss per common share		(0.02)	(0.13)	(0.69)	(0.76)

Weighted average number of common shares used in per share calculations		1,237,224	909,326	1,137,993	806,802

Comprehensive loss
Loss for the period		(20,134)	(116,211)	(790,634)	(609,250)
Foreign currency translation adjustment		-	6	(47)	76

Comprehensive loss for the period		(20,134)	(116,205)	(790,681)	(609,174)

Comprehensive loss per common share		(0.02)	(0.13)	(0.69)	(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2010	For the three month peroid ended 31 January 2010	For the three month period ended 31 January 2009	For the nine month period ended 31 January 2010	For the nine month period ended 31 January 2009
	$	$	$	$	$

Cash used in operating activities
Loss for the period	(6,202,931)	(20,134)	(116,211)	(790,634)	(609,250)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	375,000	25,000	25,000	75,000	75,000
Depreciation (Note 4)	6,253	121	521	871	768
Gain on disposal of property (Notes 4, 9, 10 and 13)	(1,384)	-	-	(1,384)	-
Non-cash interest	11,705	-	-	-	-
Shares issued for services (Notes 10 and 13)	1,536,950	9,343	69,663	98,845	278,407
Stock-based compensation (Notes 10 and 13)	2,932,726	-	-	408,728	147,446
Write-off of property and equipment	9,870	-	-	-	-
Write-off of related party receivable	177,204	-	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(207)	-	3	(24)	39
Increase in accounts payable and accrued liabilities	196,084	42,585	6,000	167,017	5,819
Increase in provision for legal dispute (Note 12)	0	(72,000)	-	(72,000)	-
	(958,730)	(15,085)	(15,024)	(113,581)	(101,771)
Cash flows used in investing activities
Purchase of equipment (Note 4)	(16,778)	-	-	-	(2,940)
Purchase of patents (Note 3)	(108,745)	-	-	-	-
	(125,523)	-	-	-	(2,940)
Cash flows from used in financing activities
Common shares issued for cash (Note 10)	1,000,941	-	-	114,000	6,475
Warrants granted for cash (Note 10)	72,164	-	-	-	18,525
Warrants exercised	10,000	-	-	-	-
Convertible promissory note payable (Note 6)	10,000	-	-	-	-
Increase (decrease) in due to related party (Note 8)	622	-	(10)	71	(116)
	1,093,727	-	(10)	114,071	24,884

Foreign exchange effect on cash	(4,245)	-	6	(47)	76

Increase (decrease) in cash and cash equivalents	5,229	(15,085)	(15,027)	443	(79,751)

Cash and cash equivalents, beginning of period	-	20,314	27,223	4,786	91,947

Cash and cash equivalents, end of period	5,229	5,229	12,196	5,229	12,196

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

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity - Cont'd
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Warrants	Accumulated comprehensive loss	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	174,361
Warrants granted	-	-	-	53,639			53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525			18,525
Shares issued for services rendered ($1.87 per share) (Note 10)	190,933	191	393,809	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 4, 9, 10, and 13)	200,000	200	249,800	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 6 and 10)	2,000	2	9,998	-	-	-	10,000
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	100,000	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 4, 9, 10, and 13)	(200,000)	(200)	(249,800)	-	-	-	(250,000)
Shares issued for cash ($0.70 per share) (Note 10)	77,029	77	113,923	-	-	-	114,000
Shares issued for services rendered ($0.15 per share) (Notes 10 and 13)	190,000	190	28,310	-	-	-	28,500
Shares issued for services rendered ($0.17 per share) (Notes 10 and 13)	50,000	50	8,450	-	-	-	8,500
Contribution to capital by related parties – services (Notes 10 and 13)	-	-	75,000	-	-	-	75,000
Fair value of warrants issued	-	-	(38,411)	38,411	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	408,728	-	-	408,278
Foreign currency translation adjustment	-	-	-	-	(47)	-	(47)
Net loss for the period	-	-	-	-	-	(790,634)	(790,634)

Balance at 31 January 2010	1,237,224	1,237	5,402,837	727,413	(4,245)	(6,202,931)	(75,689)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Interim Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2010	For the three month period ended 31 January 2010	For the three month period ended 31 January 2009	For the nine month period ended 31 January 2010	For the nine month period ended 31 January 2009
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	964,522	9,343	39,320	98,845	159,559
Depreciation	6,253	121	521	871	768
Foreign exchange loss	1,545	-	-	-	-
Interest	17,635	45	93	912	205
Investor relations (Notes 10 and 13)	239,878	-	24,197	-	78,378
Listing, filing and transfer agent fees	52,759	1,025	1,320	4,846	8,075
Management fees (Notes 9 and 13)	375,000	25,000	25,000	75,000	75,000
Office and sundry	66,569	1,116	2,504	6,048	11,353
Professional fees	450,362	10,893	17,580	43,089	53,014
Public relations and shareholder information	190,846	482	-	9,409	37,033
Rent	79,205	-	-	-	-
Research and development	314,256	-	-	-	-
Salaries and wages	178,082	44,109	-	178,082	-
Stock-based compensation (Notes 9, 10 and 13)	2,932,726	-	-	408,728	147,446
Travel and entertainment	162,465	-	5,676	38,188	38,419

	6,032,103	92,134	116,211	864,018	609,250

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

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

The Company’s consolidated financial statements as at 31 January 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $790,634 for the nine month period ended 31 January 2010 (31 January 2009 – $609,250) and has a working capital deficiency of $186,473 at 31 January 2010 (30 April 2009 – $30,007).

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

Effective 3 February 2009, the Company effected a one (1) for fifty (50) reverse stock split (Note 10).  All share and warrant amounts presented in the interim consolidated financial statements and in the notes thereto have been adjusted to reflect the reverse stock split.  The effect of the reverse stock split on 2003 to 2007 disclosures is unaudited.

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

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada.  The accompanying interim consolidated financial statements are the historical consolidated financial statements of Rotoblock Inc.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

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

These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 January 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company from the date of reverse acquisition on 30 March 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation on 2 September 2003. All inter-company balances and transactions have been eliminated on consolidation (Note 1).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 January 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Research and development

Research and development costs are expensed as incurred.

Patents

The Company accounts for patent costs in accordance with ASC 350, “Intangibles - Goodwill and Other”. In accordance with that statement, intangible assets with estimable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with ASC 350-35-14, “Recognition and Impairment of an Impairment Loss”.  The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Recent accounting pronouncements

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

Changes in accounting policies

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 January 2010, no engines have been sold.

	Balance at 31 January 2010	Balance at 30 April 2009

	$	$
Patent costs to date	108,745	108,745
Accumulated depreciation	-	-

	108,745	108,745

4.	Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 January 2010	30 April 2009 (Audited)

	$	$	$	$
Equipment	2,940	901	2,039	2,402
Property	-	-	-	67,874
Land	-	-	-	181,250
	2,940	901	2,039	251,526

During the nine month period ended 31 January 2010, total additions to property and equipment were $Nil (30 April 2009 – $252,940).  During the nine month period ended 31 January 2010, total dispositions of property and equipment were $248,618 (30 April 2009 - $Nil).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

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

On 27 January 2006, the Company entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the nine month period ended 31 January 2010.

On 28 August 2006, the Company entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the nine month period ended 31 January 2010.

8.	Due to Related Party

As at 31 January 2010, the amount due to a related party is $622 (30 April 2009 - $551), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

9.	Related Party Transactions

During the nine month period ended 31 January 2010, officers and directors of the Company made contributions to capital for management fees of $75,000 (31 January 2009 - $75,000, cumulative - $375,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the nine month period ended 31 January 2010, the Company issued 75,000 shares with a fair value of $11,250 to related parties for consulting services.  Of this amount, $6,257 was expensed during the nine month period ended 31 January 2010 and the remaining $4,993 was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

During the nine month period ended 31 January 2010, the Company granted Nil warrants to related parties.

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

During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for consulting services.

1)	During the year ended 30 April 2008, the Company issued 20,000 common shares valued at $2.50 per share for $50,000 in consulting services.

2)
During the year ended 30 April 2008, the Company issued 6,000 common shares valued at $2.50 per share for $15,000 in public relations services.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

3)	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for $4,000 in consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

4)
During the year ended 30 April 2008, the Company issued 7,600 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 up to 6 September 2012.

5)	During the year ended 30 April 2008, the Company issued 2,571 common shares valued at $6.50 per share for $16,710 for consulting services.

6)	During the year ended 30 April 2008, the Company issued 1,684 common shares valued at $4.50 per share for $8,000 for consulting services.

7)	During the year ended 30 April 2008, the Company issued 589 common shares valued at $4.50 per share for $2,800 for consulting services.

8)
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 31 January 2010, 6,667 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

9)
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 January 2010, 6,667 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

10)	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services.

11)	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services.

12)
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 January 2010, 20,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

13)	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $4.00 per common share for $4,000 in consulting services.

14)
During the year ended 30 April 2009, the Company issued 6,400 common shares valued at $15.00 per common share for $96,000 in investor relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

15)
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 January 2010, 16,000 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

16)	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services.

17)
During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share for $7,500 in public relations.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

18)	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share $24,000 in consulting expense to a related party (Note 9).

19)
During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 9).

20)
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 January 2010, 3,333 of the share purchase warrants in this series remain outstanding.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

21)	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per common share for $10,000 in repayment for a convertible promissory note (Note 6).

22)	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $3.00 per common share for $6,000 in consulting expense.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

23)
During the year ended 30 April 2009, the Company issued 200,000 shares of common stock valued at $1.25 per share purchase for land and building from a related party valued at $250,000 (Notes 4, 9 and 13).  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  These shares were rescinded in the current period.

24)	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $1.00 per common share for $5,000 in legal services.

25)
During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

26)
During the nine month period ended 31 January 2010, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Agreement entered into on 24 November 2008.  These shares were cancelled on 29 July 2009 (Notes 4, 9 and 13).

27)
During the nine month period ended 31 January 2010, the Company issued 6,552 common shares valued at $0.61 per common share for cash of $4,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

28)
During the nine month period ended 31 January 2010, the Company issued 13,333 common shares valued at $0.75 per common share for cash of $10,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

29)
During the nine month period ended 31 January 2010, the Company issued 190,000 common shares valued at $0.15 per common share for $28,500 in consulting expense.  Of this amount, $15,935 was expensed during the period and the remaining $12,565 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

30)
During the nine month period ended 31 January 2010, the Company issued 50,000 common shares valued at $0.17 per common share for $8,500 in consulting expense.  Of this amount, $4,564 was expensed during the period and the remaining $3,936 was classified as prepaid expense which will be expensed as consulting services in subsequent periods.

31)
During the nine month period ended 31 January 2010, the Company issued 50,000 share purchase warrants with a fair value of $48,728.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 21 July 2014.

32)
During the nine month period ended 31 January 2010, the Company issued 200,000 share purchase warrants with a fair value of $360,000.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.50 up to 21 July 2014.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

33)
During the nine month period ended 31 January 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants with an exercise price of $2.50 per share for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

34)
During the nine month period ended 31 January 2010, the Company issued 28,572 shares valued at $1.75 for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 January 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.95
Warrants	7.50	50,000	1.85
Warrants	12.50	7,600	2.61
Warrants	12.50	6,667	2.98
Warrants	7.50	20,000	3.17
Warrants	12.50	6,667	3.19
Warrants	7.50	16,000	3.31
Warrants	12.50	3,333	3.43
Warrants	0.25	25,000	4.46
Warrants	0.25	25,000	4.48
Warrants	0.50	200,000	4.48
Warrants	2.50	57,144	4.48

		476,611

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

    The following is a summary of warrant activities during the nine month period ended 31 January 2010 and the year ended 30 April 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93
Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	307,144	0.63
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2010	476,611	4.08

Weighted average fair value of warrants granted during the period		1.87

    The weighted average grant date fair value of warrants issued during the nine month period ended 31 January 2010 amounted to $1.87 per warrant (30 April 2009 - $8.58 per warrant) (Note 13).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 January 2010	As at 30 April 2009 (Audited)	As at 30 April 2008 (Audited)

Risk free interest rate	1.55% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years	5.0 years
Annualized volatility	629%	153% - 158%	119% - 150%
Expected dividends	-	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

Restricted Common Shares

During the nine month period ended 31 January 2010, the Company issued 317,029 common shares and cancelled 200,000 common shares (30 April 2009 – issued 396,266 common shares and cancelled Nil common shares).  Of the issued shares, 77,029 common shares (30 April 2009 – 381,733 common shares) were restricted from trading and the 200,000 rescinded shares (30 April 2009 – Nil common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 January 2010, a total of 1,237,224 common shares are outstanding.  Of these, 749,129 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2010.  There are no current or deferred tax expenses for the period ended 31 January 2010 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2010	For the nine month perid ended 31 January 2009
	$	$
Deferred tax asset attributable to:
Current operations	276,722	207,145
Contributions to capital by related party – expenses	(26,250)	(50,132)
Stock-based compensation	(143,055)	(25,500)
Non-deductible meals and entertainment	(6,683)	(6,531)
Change in valuation allowance	(100,734)	(124,982)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

The composition of the Company’s deferred tax asset as at 31 January 2010 and 30 April 2009 is as follows:

	As at 31 January 2010	As at 30 April 2009 (Audited)
	$	$

Net operating loss carry forward	2,532,788	2,244,976

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	885,476	785,742
Less: Valuation allowance	(885,476)	(785,742)

Net deferred tax asset	-	-

       The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2010, the Company has unused non-capital losses for Canadian tax purposes of approximately $468,338 that are available to offset future taxable income.  This unused non-capital loss carry forward balance  for income tax purposes expires between the years 2012 and 2030.

As at 31 January 2010, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $2,064,450 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2030.

12.         Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share (Note 13).

ii.
The Company is engaged in a dispute with a former director of the Company for services previously rendered and a related provision for loss of $72,000 was accrued in the financial statements for the year ended 30 April 2009. The Company continues to defend its position to the fullest extent possible and reversed its provision for loss of $72,000 during the nine month period ended 31 January 2010.

iii.	The Company is committed to issuing 25,000 shares valued at $3,750 pursuant to the one-year consulting agreement for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

iv.
The Company entered into an employment agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009.  No salaries have been paid and $29,452 has been recorded in accrued liabilities.

v.
The Company entered into an employment agreement with the chief executive office for a salary of $125,000 per annum and one time signing bonus of $75,000 beginning 1 July 2009.  No salaries have been paid and $148,630 has been recorded in accrued liabilities.

13.    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 January 2010	For the three month period ended 31 January 2010	For the three month period ended 31 January 2009	For the nine month period ended 31 January 2010	For the nine month period ended 31 January 2009
	$	$	$	$	$
Cash paid during the period for interest	11,362	-	-	-	-
Cash paid during the period for income taxes	1,790	-	-	-	-

During the nine month period ended 31 January 2010, officers and directors of the Company made contributions to capital for management fees of $75,000 (31 January 2009 - $75,000; cumulative - $350,000) (Note 9).

During the nine month period ended 31 January 2010, the Company issued a total of 240,000 common shares of the Company with a value of $37,000 for legal, consulting, public and investor relation services (Notes 9 and 10).

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12).

During the nine month period ended 31 January 2010, the Company granted 250,000 warrants for a fair value of $408,728 that was recorded as stock-based compensation expense (Notes 9 and 10).

During the nine month period ended 31 January 2010, the Company granted 57,144 warrants in conjunction with shares issued for cash. The warrants have a fair value of $38,411 that was recorded to paid-in capital and contributed surplus warrants, respectively.

During the nine month period ended 31 January 2010, the Company rescinded the 200,000 common shares valued at $1.25 per share for a total value of $250,000 which had been issued to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a related party (Notes 4, 9 and 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2010

14.    Subsequent Events

    The following events occurred from the date of the nine month period ended 31 January 2010 to the date of the interim consolidated financial statements were available to be issued on through 17 March 2010:

On 11 February 2010, the Company entered into an Investment Agreement  with an investor  pursuant to which the investor purchased the Company’s $2,000,000 Convertible Promissory Note (“Note”) and the Company agreed to purchase $1,000,000 of investor’s common stock. Pursuant to the Investment Agreement both parties agreed not to repay or redeem their securities for a period of one year following the issuance of the securities and not to exercise conversion rights to the other party’s securities for a period of one year following the issuance of the securities. The unpaid principal balance of the Note accrues interest at a rate of six percent (6%) per annum and all unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, become due and payable on 12 February 2012. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement at a price per share of no less than $1.10 (“Offering”), then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into common shares of the Company simultaneously with the closing of the Offering at a price per share equal to the price at which shares are sold in the Offering.  The common shares that the Note shall be converted into shall be restricted securities and shall be subject to resale restrictions under Rule 144 of the United States Securities Act of 1933.  The investor agreed to enter into a 180-day lock-up agreement in connection with the Offering.

()

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total comprehensive net losses since inception are $6,202,931. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the balance of the calendar year 2010.

Three month period ended January 31, 2010 as compared to the three month period ended January 31, 2009

For the three month period ended January 31, 2010, we incurred comprehensive net operating losses of $20,134, or $0.02 per share, as compared to comprehensive net operating losses of $116,205, or $0.13 per share, for the three month period ended January 31, 2009.

We incurred total operating expenses of $92,134 for the three month period ended January 31, 2010, as compared to total operating expenses of $116,211 for the three month period ended January 31, 2009.

Total operating expenses for the three month period ended January 31, 2010 consisted of $44,109 in salaries and wages (2009 - $Nil, cumulative - $178,082); $10,893 in professional fees (2009 - $17,580, cumulative - $450,362), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $25,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2009 - $25,000, cumulative - $375,000); and $9,343 in consulting fees (2009 - $39,320, cumulative - $964,522); $482 in public relations and shareholder information expense (2009 - $Nil, cumulative - $190,846). The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation, interest expense and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased during the three month period ended January 31, 2010, as compared to the three month period ended January 31, 2009, primarily due to decreases in stock-based compensation, consulting fees and investor relations expense.

Nine month period ended January 31, 2010 as compared to the nine month period ended January 31, 2009

For the nine month period ended January 31, 2010, we incurred comprehensive net operating losses of $790,681, or $0.69 per share, as compared to comprehensive net operating losses of $609,174, or $0.76 per share, for the nine month period ended January 31, 2009.

We incurred total operating expenses of $864,018 for the nine month period ended January 31, 2010, as compared to total operating expenses of $609,250 for the nine month period ended January 31, 2009.

Total operating expenses for the nine month period ended January 31, 2010 consisted of  $408,728 in stock-based compensation (2009 - $147,446, cumulative - $2,932,726); $178,082 in salaries and wages (2009 - $Nil, cumulative - $178,082); $43,089 in professional fees (2009 - $53,014, cumulative - $450,362), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $75,000 was expensed as the fair market value of management fees for services contributed by our officers and directors  (2009 - $75,000, cumulative - $375,000); $98,845 in consulting fees (2009 - $159,559, cumulative - $964,522); $9,409 in public relations and shareholder information expense (2009 - $37,033, cumulative - $190,846); $Nil in investor relations (2009 - $78,378, cumulative - $239,878); $4,846 in filing and transfer agent fees (2009 - $8,075, cumulative $52,759); $871 in depreciation expense (2009 - $768, cumulative - $6,253); $38,188 in travel and entertainment expense (2009 - $38,419, cumulative - $162,465); $6,048 in office and sundry expense (2009 - $11,353, cumulative - $66,569); and $912 in interest expense (2009 - $205, cumulative - $17,635).

Our expenses significantly reased during the nine month period ended January 31, 2010, as compared to the nine month period ended January 31, 2009, primarily due to increases in stock-based compensation (77%) and salaries and wages (100%).

Liquidity and Capital Resources and Cash Flows

We currently only have $5,229 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing activities for the three or nine month periods ended January 31, 2010.

There was no cash provided by financing activities for the three months ended January 31, 2010. Cash provided for the nine month period ended January 31, 2010 was $114,071 (2009 - $24,884) resulting from the private sale of shares of our restricted common stock for cash, which was used in our daily operations.

At January 31, 2010, the amount due to a related party was $622 payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

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

We entered into an employment agreement with our Corporate Secretary for a salary of $50,000 per year, beginning July 1, 2009. No salaries have been paid to date; however, $29,452 has been recorded in the accrued liabilities section of our balance sheets.

We entered into an employment agreement with our Chief Executive Officer for a salary of $125,000 per year, beginning July 1, 2009, and a signing bonus of $75,000. No salaries have been paid to date; however, $148,630 has been recorded in the accrued liabilities section of our balance sheets.

We are committed to issuing 25,000 shares valued at $3,750 under a one-year consulting agreement for consulting services.

We are engaged in a dispute with a former director of the Company for services previously rendered and a related provision for loss of $72,000 was accrued in the financial statements for the year ended April 30, 2009.  We continue to defend our position to the fullest extent possible and reversed our provision for a loss of $72,000 during the nine month period ended January 31, 2010.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Plan of Operations

On September 15, 2003, we entered into an option agreement (the "Option") to purchase certain patents related to the Oscillating Piston Engine (the "OPE Patents").  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745) and $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines ("OPE"), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of January 31, 2010, no engines have yet been sold.

On 27 January 2006, we entered into a letter of intent with Apollo Energy Systems, Inc. for the purpose of developing hybrid electric car technology. All administrative and legal costs would be shared, and an operational cost sharing pan will be based on partner contribution. No significant activities occurred in the joint venture during the three or nine month period ended January 31, 2010.

On 28 August 2006, we entered into a letter of intent with Autocraft Industries, Inc. for the purpose of developing energy efficient propulsion systems for on and off road vehicles. No significant activities occurred in the joint venture during the three or nine month period ended January 31, 2010.

In May 2008, we signed a term sheet to acquire 51% majority interest in Hikom Gottel Corporation for $25,000,000 US in cash and stock options. The final purchase price is subject to an independent audit, which will be carried out during the acquisition proceedings. As of the filing of this report, no significant activities occurred related to this agreement during the three or nine month period ended January 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures.  At the end of the period covered by this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Since our most recent evaluation, there have been no change in our internal control of financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in a dispute with a former director of the Company for services previously rendered and a related provision for loss of $72,000 was accrued in the financial statements for the year ended April 30, 2009.  We continue to defend our position to the fullest extent possible and reversed our provision for a loss of $72,000 during the nine month period ended January 31, 2010.  We are not  currently a party to any other legal proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were issued during the three month period ended January 31, 2010.

During the nine month period ended January 31, 2010, we issued a total of 317,029 shares of common stock and cancelled 200,000 shares of common stock related to the disposal of land and builsing acquired from a related party pusuant to an Agreement that was entered into in November 2008 and subsequently canceled during the nine month period ended January 31, 2010. Of the issued shares, 77,029 were restricted from trading and the 200,000 rescinded shares were restricted from trading, as defined under Rule 144 of the Securities Act of 1933.

At January 31, 2010, a total of 1,237,224 shares of common stock are issued and outstanding.  Of these, 749,129 were restricted from trading ,as defined under Rule 144 of the United States Securities Act of 1933.

Following are details of the common stock purchase warrants outstanding at January 31, 2010:

	Exercise price $	Number of warrants	Remaining contractual life (years)

Warrants	12.50	59,200.95
Warrants	7.50	50,000	1.85
Warrants	12.50	7,600	2.61
Warrants	12.50	6,667	2.98
Warrants	7.50	20,000	3.17
Warrants	12.50	6,667	3.19
Warrants	7.50	16,000	3.31
Warrants	12.50	3,333	3.43
Warrants	0.25	25,000	4.46
Warrants	0.25	25,000	4.48
Warrants	0.50	200,000	4.48
Warrants	2.50	57,144	4.48

		476,611

Following is a summary of warrant activities during the nine month period ended January 31, 2010 and the fiscal year ended April 30, 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93
Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	307,144	0.63
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 January 2010	476,611	4.08

Weighted average fair value of warrants granted during the period		1.87

The weighted average grant date fair value of warrants issued during the nine month period ended January 31, 2010 amounted to $1.87 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 January 2010	As at 30 April 2009 (Audited)	As at 30 April 2008 (Audited)

Risk free interest rate	1.55% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 years	5.0 years	5.0 years
Annualized volatility	629%	153% - 158%	119% - 150%
Expected dividends	-	-	-

There were no stock options issued or outstanding at January 31, 2010; however, on July 13, 2009, we entered into an employment agreement with an executive and committed to issue 1,000,000 employee stock options pursuant to the agreement. No exercise price or terms of the options or date of issuance were set forth in the agreement and will be determined by the Board of Directors prior to issuance and fulfillment of our commitment.

Item 3.  Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information - Subsequent Events

On February 11, 2010, we entered into an Investment Agreement  with an investor  pursuant to which the investor purchased the Company’s $2,000,000 Convertible Promissory Note (“Note”) and the Company agreed to purchase $1,000,000 of the investor’s common stock. Pursuant to the Investment Agreement both parties agreed not to repay or redeem their securities for a period of one year following the issuance of the securities and not to exercise conversion rights to the other party’s securities for a period of one year following the issuance of the securities. The unpaid principal balance of the Note accrues interest at a rate of six percent (6%) per annum and all unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, become due and payable on February 12, 2012. In the event we consummate, prior to the Maturity Date, a public offering pursuant to a registration statement at a price per share of no less than $1.10 (“Offering Price”), then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of common stock of the Company to occur simultaneously with the closing of the Offering at a price per share equal to the price at which  the shares are sold in the Offering.  The shares of common stock that the Note shall be converted into shall be restricted securities and shall be subject to resale restrictions under Rule 144 of the United States Securities Act of 1933.  In addition, the investor agreed to enter into a 180-day lock-up agreement in connection with any such future Offering.

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

Dated: March 17, 2010

/s/  Richard Di Stefano                                                _
By: Richard Di Stefano, Principal Accounting Officer

Dated: March 17, 2010