Form 10-Q/A
period 2009-04-30
Rotoblock CORP
filed 2010-03-24
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q/A

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2009

Commission File Number:     333-116324

ROTOBLOCK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

          Nevada                                                                                                     20-0898799
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Employer Identification No.)

300 B Street, Santa Rosa, CA.                                95401
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

Dated: March 24, 2010