Form 10-K
period 2010-04-30
Rotoblock CORP
filed 2010-07-29
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended April 30, 2010

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer"and "smaller reporting company"in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
(Do not check if a smaller reporting company)

We had no revenues for the fiscal year ended April 30, 2010.

As of April 30, 2010, there were 4,622,307 shares of the Registrant's $0.001 par value common stock issued and outstanding. Our common stock is traded on the NASD OTC Bulletin Board under the symbol RTBC. The aggregate market value of  voting common stock held by non-affiliates of the Registrant (1,200,960 shares), computed by reference to the closing price on April 30, 2010 ($0.78 per share), is approximately $936,748.

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

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are still in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $7,324,239 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2011. However, if we are unable to raise additional capital in the near future, due to our liquidity problems, we may have to curtail our operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We maintain our statutory registered agent's office in Carson City, Nevada and our business offices and testing laboratory in Santa Rosa, California.

Acquisition of Patented Rights and Technology

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the  rights, title and interest in and to a patented technology and prototype engine in exchange for shares of our restricted common stock, valued at $0.001 per share. The terms of the Option are as follows:

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

For a consideration of $100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for $1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007). On October 25, 2006, we negotiated an extension to exercise the Option by 37 months. Pursuant to the terms of the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 engines, a  royalty of $20 per engine on the sale of up to 100,000 engines and a royalty of $2 per engine thereafter. At April 30, 2010, no engines have been sold.

We currently do not own the patents or rights underlying the patents, but rather, have been granted the use thereof and an option to purchase the rights. Pursuant to the terms of the agreement, the option may also be assigned to a third party without consent of the Estate of the Optionor.

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

All of our operations relating to the development and marketing of the OPE technology are conducted by Rotoblock, Inc., incorporated on September 2, 2003 under the laws of Canada.  We are currently in the process of improving on the technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine.  All parts except the crankshaft and engine block have been re-designed.

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

Research, Development and Testing Since Acquisition

We have conducted a number of test runs with the engine and are continuing to improve upon the technology. The milestones we have set for ourselves have been reached and we are in the process of discussing potential joint ventures and/or co-development arrangements with qualified manufacturers. We are researching technologies that could be used in conjunction with the OPE, therefore enhancing the uses for this unique engine. The market has a need for technologically advanced and efficient propulsion systems, be they straight mechanical or hybrid in nature. One of the greatest challenges when incorporating hybrid technology into a vehicle is space limitation. Due to the projected high power-to-weight ratio of the OPE, at a given horsepower output OPE technology will result in a smaller, more compact engine, hence being ideally suited for such applications. We have also been contacted by manufacturers in the following areas who feel that the OPE exhibits attributes and characteristics that would benefit their product lines:

- High power marine outboard motors

- Auxiliary-power units for the trucking industry

Patents and Trademarks

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation, which holds an option entitling it to acquire all of the rights, title and interest in and to the following patents:

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

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.

The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern. During the fiscal year ended April 30, 2010, we suffered net losses of $1,911,942, or $1.04 per share. There is no assurance that we can successfully complete our prototype OPE engine or that we will ever generate revenues. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing our plans.

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

Our success and ability to compete depend in part on the protection of the patents to the technology. We rely on patent and copyright laws to protect the intellectual property that was developed and have an option to acquire several patents on the technology. However, such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to our prototype engine,  or may copy or otherwise obtain and use proprietary information we develop or use without our authorization. If a third party were to violate one or more of the patents or the new technology we develop, we may not have the resources to bring suit or protect the intellectual property underlying the patents. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market technology and/or products which we intend to develop and/or market. We would lose any revenues, which we would otherwise have received from the sale or licensing of that technology or those products. This could prevent our ever making a profit on any licensing and/or sale of any technology or products we develop.

We do not currently own the intellectual property underlying the engine's technology, but rather, have an option agreement to use the technology. Our business plans are to develop the technology and build a prototype engine that can be sublicensed to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement;  however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales. We cannot guarantee that we will ever develop a successful prototype or that, if successfully developed, we will be able to sublicense the rights to any manufacturer for production and sale. As a result, we may never have the funds to purchase the patents, which would result in a total failure of our business and a complete loss of any investment you make in our securities.

Policing unauthorized use of the patents, proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against us or claim that certain of our processes or features violate a patent, that we have misappropriated their technology, or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and/or require us to enter into costly royalty and/or licensing arrangements to prevent further infringement on the technology we develop or use, any of which could increase our operating expenses and thus prevent us from becoming profitable.

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

We cannot guarantee that we will be able to successfully complete an engine that meets the specifications we have set forth and are attempting to develop. Our final product may not function as we believe it will; its projected potential applications may be limited; and it may never be a viable product. If we are unable to successfully develop the engine technology as planned and it is not functional or commercially attractive to third parties, we may never be able to license the technology or sell the rights to manufacture our products. In such event, we would not be able to generate any revenues and any investment you made in our securities would be a total loss.

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

We have reserved 9,361,694 shares of our common stock for issuance upon exercise of outstanding warrants at prices between $0.25 and $12.50 per share.  Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares", as defined in Rule 144 under the Securities Act of 1933 (the "Act"). The restricted shares may only be sold if they are registered under the Act, or sold under Rule 144, or another exemption from registration under the Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline.

We do not expect to pay dividends.

We have not paid dividends since inception on our common stock and we do not contemplate paying dividends in the foreseeable future in order to use all of our earnings, if any, to finance expansion of our business plans.

Lack of trading market may make it difficult to sell our common stock.

Our common stock is only traded on the NASD OTC Bulletin Board and is defined as a "penny stock" by rules adopted by the U.S. Securities and Exchange Commission. As such, brokers and dealers effecting transactions in our common stock with or for the account of a customer must obtain the written consent of the customer prior to purchasing the common stock, must obtain certain information from the customer, and must provide certain disclosures to such customer. These requirements may have the effect of reducing the level of trading in the secondary market, if any, of our common stock and reducing the liquidity of the common stock.

Our stock price can be extremely volatile.

Since our common stock is only traded on the NASD OTC Bulletin Board, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not further decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 28, 2008, we entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a properly located in Merced, California. The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock. On July 29, 2009, we disposed of the land and building back to the related party for proceeds of $250,000 and return of the 200,000 shares of common stock, which were canceled.

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

Item 3. Legal Proceedings

We are currently in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and we will be successful in our defense of this claim. We continue to defend our position to the fullest extent possible.

We are not  currently a party to any other pending legal proceeding.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASD OTC Bulletin Board under the symbol RTBC. The following table sets forth the high and low closing prices of the common stock during the periods indicated for the fiscal years ended April 30, 2010 and 2009, as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

RTBC, formerly ROTB -
ROTOBLOCK CORP

		PRICE
END DATE	HIGH	LOW	CLOSE	VOLUME

4/30/2010	$1.36	$0.78	$0.78	1,500

1/30/2010	-	-	$1.44	-

10/31/2009	$1.60	$1.60	$1.60	1,000

7/31/2009	$3.30	$3.00	$3.00	20,430

4/30/2009	$1.00	$1.00	$1.00	204

1/31/2009	-	-	$1.00	-

10/31/2008	$2.50	$2.50	$2.50	165

7/31/2008	$5.00	$4.00	$4.25	256

The closing price of our common stock as reported by the OTCBB on July 23, 2010 was $2.30 per share.

Common Stock and Preferred Stock

Common Stock

On February 3, 2009, we effected a 1:50 reverse split. We amended our Articles of Incorporation by increasing the authorized capital stock of the Company to 200,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred shares, par value $0.001 per share. Information regarding the reverse stock split and the increase in authorized capital stock was disclosed previously in the Company’s Proxy Statement dated April 16, 2009.

The holders of our common stock (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Supermajority Quorum

Section 3.8 of our Bylaws allow our Board of Directors to establish supermajority voting provisions. A supermajority quorum is a requirement that more than a majority of the directors in office constitute a quorum; and a voting requirement is one which requires the vote of more than a majority of those directors present at a meeting at which a quorum is present to be the act of the directors. As a result, because our current affiliates control the Board and have a majority of the voting power of the securities outstanding, those affiliates could amend our Bylaws to make it more difficult for other stockholders to assert influence over corporate decision making.

Dividends

We have not declared or paid cash or other dividends on our common stock since inception. We currently have no plans to pay any dividends, although we may do so if our financial position changes.

Share Purchase Warrants

On July 15, 2009, we filed a Form S-8 Registration Statement with the SEC to register 100,000 shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $7.50 per common share; a complete copy of the S-8 can be found on the SEC website at www.sec.gov under our SEC File Number 333-116324.

Appropriate adjustments were made to the outstanding, unexercised warrants, exercise prices and in the number of shares subject to each outstanding warrant as a result of our reverse stock split (1:50) effective February 3, 2009.

The following share purchase warrants were outstanding at April 30, 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.70
Warrants	7.50	50,000	1.61
Warrants	12.50	7,600	2.36
Warrants	12.50	6,667	2.73
Warrants	7.50	20,000	2.92
Warrants	12.50	6,667	2.94
Warrants	7.50	16,000	3.03
Warrants	12.50	3,333	3.18
Warrants	0.25	25,000	4.21
Warrants	0.25	25,000	4.23
Warrants	0.50	200,000	4.23
Warrants	2.50	57,144	4.23
Warrants	0.25	2,201,750	4.79
Warrants	1.00	50,000	4.79
Warrants	0.25	333,333	4.83
Warrants	1.00	300,000	4.88
Warrants	0.25	6,000,000	9.89

		9,361,694

The following is a summary of warrant activities for the fiscal years ended April 30, 2010 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at May 1, 2008	150,134	16.93
Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at April 30, 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at May 1, 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at April 30, 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

The weighted average grant date fair value of warrants issued during the year ended April 30, 2010 amounted to $0.12 per warrant (April 30, 2009 - $8.58 per warrant), The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at April 30, 2010	As at April 30, 2009	As at April 30, 2008

Risk free interest rate	1.49% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 - 10.0 years	5.0 years	5.0 years
Annualized volatility	580% - 596%	153% - 158%	119% - 150%
Expected dividends	-	-	-

Recent Sales of  Unregistered Securities

Following are descriptions of all unregistered equity securities canceled, issued and/or sold during the fiscal year ended April 30, 2010:

1)
During the year ended April 30, 2010, a related party returned to treasury 200,000 shares of common stock, valued at $1.25 per share, for a total value of $250,000, related to the disposal of land and building acquired from the related party pursuant to an Agreement entered into on November 24, 2008.  These shares were cancelled on July 29, 2009.

2)
During the year ended April 30, 2010, we issued 6,552 shares of common stock, valued at $0.61 per share, for cash of $4,000.  These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

3)
During the year ended April 30, 2010, we issued 13,333 shares of common stock, valued at $0.75 per share, for cash of $10,000.  These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.

4)	During the year ended April 30, 2010, we issued 3,500,083 shares of common stock, valued at prices ranging between $0.15 to $1.00 per share, for $676,675 in consulting expense and salaries and wages.

5)
During the year ended April 30, 2010, we issued 550,000 common stock purchase warrants, valued at a total of $633,728, for stock-based compensation.  Each common stock purchase warrant entitles the holder to purchase one share of our common stock at prices ranging between $0.25 and $1.00 per share, for a period of five years from the date of the warrant.  At April 30, 2010, all of these warrants are outstanding.

6)
During the year ended April 30, 2010, we issued 8,585,083 common stock purchase warrants, valued at $469,113, for consulting services.  Each common stock purchase warrant entitles the holder to purchase one share of our common stock at priced ranging between $0.25 and $1.00 per share, for a period of five or ten years from the date of the warrant.  At April 30, 2010, all of these warrants are outstanding.

7)
During the year ended April 30, 2010, we issued 28,572 units, valued at $1.75 per unit, for total cash proceeds of $50,000. Each unit consists of one share of common stock and two common stock purchase warrants.  Each whole common stock  purchase warrant entitles the holder to purchase one additional share of common stock at a price of $2.50 per share for a period of five years up to July 22, 2014.  These shares are restricted from trading for a period of one year, as defined by Rule 144 of the United States Securities Act of 1933.  At April 30, 2010, all of these warrants are outstanding.

8)
During the year ended April 30, 2010, we issued 28,572 shares of common stock, valued at $1.75 per share, for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

9)
During the year ended April 30, 2010, we entered into an Asset Purchase Agreement with an unrelated individual to acquire security and computer equipment valued at $50,000.  The purchase price of the equipment was paid for by the issuance of 50,000 shares of our common stock, valued at $50,000.

10)
During the year ended April 30, 2010, we entered into an Asset Purchase Agreement with a unrelated company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of  of our common stock, valued at $75,000.

11)	During the year ended April 30, 2010, we issued 2,000 shares of common stock, valued at $5.00 per share, for $10,000 in convertible promissory notes.

Subsequent to the fiscal year ended April 30, 2010, the following securities were issued:

In February 2010, we entered into a Convertible Promissory Note Agreement with Samyang Optics Co., Ltd., a South Korean Company and unrelated third party,  for $2,000,000 in cash.  The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest were due and payable on the earlier of February 11, 2012 or when such amounts were declared due and payable by the investor.   During the year ended April 30, 2010, $25,644 in interest was accrued and was also payable to Samyang.  In turn, we acquired 977,966 shares of Samyang for $1,000,000. Subsequent to the year ended April  30, 2010, on May 13, 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of our restricted common stock.

These recent sales of unregistered securities are considered exempt from registration pursuant to the exemption for transactions not involving a public offering at Section 4(2) of the Securities Act of 1933, as amended.

Share Subscriptions Received in Advance

During the year ended April 30, 2010, we received $250,000 from a non-related company for the purchase of shares.  As of the date of the filing of this annual report, these shares have not yet been issued.

There were no stock options issued or outstanding at April 30, 2010; however, on July 13, 2009, we entered into an Employment Agreement with Chien Chih Liu, our Chief Executive Officer, whereby he is to receive a stock option grant for 1,000,000 shares. The effective date of the Agreement was July 1, 2009. The option will be exercisable for a period of 10 years from the date of grant and the exercise price will be set by the Board of Directors at the time of issuance of the option. We are currently working with our legal counsel on a draft of the Employee Stock Option Plan and will disclose further details when the Plan is finalized and available.

Stockholders

As of April 30, 2010, there were 128 holders of  record of our issued and outstanding common stock.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. Please see our audited consolidated financial statements included in this annual report on Form 10-K for detailed financial information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND NFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

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

Results of Operations

Fiscal year ended April 30, 2010 compared to the fiscal year ended April 30, 2009

For the fiscal year ended April 30, 2010, we incurred a net operating loss of $1,911,942, or $1.04 per share, as compared to a net loss of $790,591, or $0.90 per share, for the fiscal year ended April 30, 2009.

We incurred total expenses of $1,876,581 for the fiscal year ended April 30, 2010, as compared to total expenses of $718,591 for the fiscal year ended April 30, 2009. The majority of these expenses was attributed to $633,728, the estimated fair value of stock-based compensation paid to our directors, officers and employees for services rendered during the fiscal year ended April 30, 2010 (2009 - $147,446, cumulative - $3,157,726). Our other expenses included $574,007 for salaries and wages (2009 - $Nil, cumulative - $574,007); $72,917 in research and development (2009 - $Nil, cumulative - $387,173); $9,409 in public relations and shareholder services for the preparation and dissemination of shareholder information (2009 - $37,033 , cumulative - $190,846); $78,877 in professional fees (2008 - $76,935 , cumulative - $486,150), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC;  $262,768 for consulting fees (2009 - $197,905 , cumulative $1,128,445); $50,000 for investor relations (2009 - $96,000, cumulative - $289,878); $7,581 for listing, filing and transfer agent fees (2009 - $11,465 , cumulative $55,494); $149,253 for travel and entertainment expense (2009 - $38,419, cumulative - $273,530); $26,624 for interest expense (2009 - $265, cumulative - $43,347); $8,319 in miscellaneous office/sundry expenses (2009 - $11,709 , cumulative - $68,840); and $3,098 in depreciation expense (2009 - $1,414 , cumulative - $8,480).

Our expenses increased during the fiscal year ended April 30, 2010 primarily due to payment of wages and salaries and an increase in stock-based compensation expense.

Liquidity and Capital Resources

We currently have $925,070 in cash in the bank. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale and generate revenues or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the fiscal year ended April 30, 2010 was $2,364,000, attributed to $114,000 from private sales of our common stock; $250,000 in cash received in advance from  a private sale of our common stock; and $2,000,000 in cash received from a convertible promissory note repaid with the issuance of shares of our common stock subsequent to the fiscal year ended April 30, 2010.

Cash flows provided by or used in investing activities for the fiscal year ended April 30, 2010 were ($1,000,000) attributed to an Investment Agreement entered into with Samyang Optics Co., Ltd., a South Korean corporaiton, whereby Samyang loaned us $2,000,000 in the form of a convertible promissory note. In turn, we acquired 977, 966 shares of Samyang for $1,000,000.  Subsequent to the year ended April  30, 2010, on May 13, 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of our common stock, valued at $727,272.

At April 30, 2010, the amount in due to a related party was $663, payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Commitments and Contingencies

We are committed to issuing 25,000 shares of our common stock, valued at $3,750, pursuant to a one-year consulting agreement for consulting services entered into with an unrelated third party.

We entered into an agreement with our corporate secretary for payment of a salary of $50,000 per year, beginning July 1, 2009.  No salaries have been paid to date; however, they are being accrued.

On July 1, 2009, we entered into an Employment Agreement with Chien Chih Liu, our Chief Executive Officer, whereby he is to receive a salary of $125,000 per year, beginning July 1, 2009, a one-time signing bonus of $75,000 and a stock option grant for 1,000,000 shares. The option will be exercisable for a period of 10 years from the date of grant and the exercise price will be set by the Board of Directors at the time of issuance of the option.

We anticipate no material commitments for capital expenditures in the near term.

We are engaged in a dispute with a former director of the Company for services previously rendered and a related provision of $72,000 was accrued in the consolidated financial statements for the year ended April 30, 2009.  We continue to defend our position to the fullest extent possible and reversed the provision for loss of $72,000 during the year ended April 30, 2010.

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

Item 8. Financial Statements

See our audited consolidated financial statements immediately following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the "Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.  Prior to the filing of this annual report,  our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and/or instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2010.  Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Chien Chih Liu, Principal Executive Officer and Director (1)	November 1, 2007 to present	39
Mr. Liu has over 15 years of experience in international trade and project management. From 2002 to 2007, he was Vice President of Tianyi Group, a company engagd in the business of international trade and project management in California.  Prior to Tianyi Group, he was in the real estate investment business in both the US and China. Mr. Liu received a BS in Chemical Engineering from the University of California-Berkeley. He devotes his time as required to the business of our company.

Richard Di Sfefano, Principal Financial Officer	June 5, 2008 to present	34
Mr. DiStefano is a business strategist with over 13 years experience managing multiple product lines in both the corporate and entrepeneurial environments. From 2004 to the present, he has been the owner/operator of Premier Wireless, a retail multi-carrier phone sales and service outlet business. He grew the company from one outlet to 12 in 36 months in premium mall locations and formed dealer relationships with Sprint, Verizon, Cingular, T-Mobile and Metro PCS.  In addition, from 2004 to the present, Mr. DiStefano is a Director of Produt Mobile for Match.com, where he has developed and launched SMS alerts, an integrated WAP site and Brew downloadable client applications with AT&T, Sprint, Virgin, Alltel and Telefonica in Spain. He has led the global on-deck expansion of Match.com into the UK and Spain with Vodafone and Orange,  and created and launched the model for Match and MSN dating and personals in the US and 14 other countries, including contract negotiations.  He received a BS Degree in Rhetoric and Communications from the University of California-Davis in 1998 and a Law Degree from Lincoln Law School in Sacramento, CA. in 2004. Mr. DiStefano devotes his time as required to the business of our company.

Mariya Petrovska, Secretary and Director	April 18, 2007 to Present	26
Ms. Petrovska was appointed a  director and corporate secretary of the company in April 2007. She graduated from Sonoma State University in May 2006 with a Bachelors Degree in Communications and has worked as an intern for the Comunications and Public Relations Firm in San Francisco, CA, where she assisted with various marketing and promotions campaigns. After graduation, Ms. Petrovska joined ZAP, a publicly-traded company, where she worked as a Marketing and Event Coordinator. Ms. Petrovska has travelled extensively throughout Europe, living in the Middle East and completing a year at St. Louis University in Madrid, Spain. Ms. Petrovska devotes her time as required to the business of our company.

Ching Chuen Chan, Director	September 26, 2005 to Present	52
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

During the fiscal year ended April 30, 2010, the Company accepted the resignation of Steven M. Schneider as a Director and appointed Chien Chih Liu to fill the vacancy, until the next annual election of directors at the annual stockholders meeting, and also accepted the resignation of Tony R. Collins as VP of Corporate Development and Technology.

The persons named as officers and directors in the table above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

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

Item 11.  Executive Compensation

The following table sets out the compensation received for the fiscal years ended April 30, 2010 and 2009 with respect to each of the individuals who were our principal executive officers at any time during the last fiscal year and the  most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
							Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chien Chih Liu, Principal Executive Officer	2010	125,000 (1)	75,000 (1)	138,625(2)	(1)	0	0	0	338,625
	2009	0	0	64,000 (3) 100,000 (4)		0		0	164,000

Richard Di Stefano,Principal Financial Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Mariya Petrovska, Secretary	2010	50,000	0	50,000 (5)	0	0	0	0	100,000
	2009	0	0	50,000 (4)	0	0	0	0	50,000

(1)  During the fiscal year ended April 30, 2010, on July 1, 2009, we entered into an Employment Agreement with Mr. Chien Chih Liu. The terms of the agreement provide that Mr. Liu will receive an annual base salary of $125,000 per year, as well as a one-time bonus of $75,000 in restricted common stock. In addition, we are currently in the process of preparing an Employee Stock Option Plan with our legal counsel and, once completed, the Employment Areement also provides for the grant of a stock option in the amount of 1,000,000 shares, with the the exercise price and terms to be set and approved by the Board of Directors upon grant. The term of the Employment Agreement is for 36 months, beginning July 1, 2009.

(2)  During the fiscal year ended April 30, 2010, 507,500 units were issued to Chien Chih Liu for consulting services, valued at $76,125. Each unit consists of one share of restricted common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of 5 years, expiring on February 12, 2015.

Also, during the fiscal year ended April 30, 2010, 250,000 shares of restricted common stock and 3,000,000 common stock purchase warrants were issued to Chien Chih Liu for consulting services, valued at $62,500. Each warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of 10 years, expiring on March 17, 2020.

(3) During the fiscal year ended April 30, 2009, 16,000 units were issued to Chien Chih Liu as stock-based compensation, valued at $64,000. Each unit consists of one share of restricted common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $7.50 per share for a period of 5 years, expiring on May 12, 2013.

(4) During the fiscal year ended April 30, 2009, Chien Chih Liu received 100,000 shares of restricted common stock, valued at $100,000, in lieu of compensation and Mariya Petrovska received 50,000 shares of restricted common stock, valued at $50,000 in lieu of compensation.

(5) During the fiscal year ended April 30, 2010, 333,333 units were issued to Mariya Petrovska for consulting services, valued at $50,000.  Each unit consists of one share of restricted common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of 5 years, expiring on February 25, 2015.

There are no other employment agreements, arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Number of	Number of	Equity Incentive	Option Exercise	Option Expiration	Number of Shares	Market Value of	Equity Incentive	Equity Incentive
	Securities	Securities	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Underlying Unexercised	Underlying Unexercised	Awards: Number	($)		of Stock That Have	Units of Stock	Awards: Number	Awards: Market or
	Options (#)	Options (#)	of Securities			Not Vested	That Have Not	of Unearned	Payout Value
	Exercisable	Unexercisable	Underlying Unexercised			(#)	Vested ($)	Shares, Units or	of Unearned
			Unearned					Other	Shares, Units
			Options (#)					Rights That Have Not	or Other Rights
								Vested	That Have
								(#)	Not Vested
($)

Chien Chih Liu	(1)	1,000,000 (1)	(1)	(1)	(1)

(1)  On July 1, 2009, we entered into an Employment Areement with Mr. Liu, our Principal Executive Officer, which provides for the grant of a stock option in the amount of 1,000,000 shares, with the the exercise price and terms to be set and approved by the Board of Directors upon grant; however, the stock option has not been finalized or granted as of the date of the filing of this annual report. Therefore, no values have been assigned to the underlying securities.

None of our officers or directors exercised any warrants during the fiscal year ended April 30, 2010.

No pension or retirement benefit plan has been adopted and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 4,622,307 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Chien Chih Liu	Chief Executive Officer and Director	933,498	20%
300 B Street		Direct
Santa Rosa, CA. 95401

Ching Chuen Chan	Director	3,000
399 B Street		Direct	<1%
Santa Rosa, CA. 95401

Richard Di Stefano	Chief Financial Officer	5,000	<1%
300 B Street		Direct
Santa Rose, CA. 95401

Mariya Petrovska	Secretary and Director	385,333	8%
300 B Street		Direct
Santa Rosa, CA. 95401

All Officers and Directors as a group		1,326,831	28%

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

Item 13.  Certain Relationships and Related Transactions

At April 30, 2010, a total of $663 was due and payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.
During the year ended April 30, 2010, we issued 1,115,833 shares of our restricted common stock, valued at $192,375, to related parties who are officers and directors for consulting services and salaries.

During the year ended April 30, 2010, we granted 3,840,833 warrants to related parties who are our officers and directors.

On November 28, 2008, we entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party to acquire an undivided 25% tenancy-in-common interest in a properly located in Merced, California. The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock, valued at $1.25 per share. On July 29, 2009, we disposed of the land and building back to the related party for proceeds of $250,000 and the 200,000 shares were canceled and returned to treasury.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2010 were $9,881.88. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended April 30, 2010 were $7,508.25

Audit Related Fees

We incurred no fees for the fiscal year ended April 30, 2010 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal year ended April 30, 2010 were $Nil.

All Other Fees

We also incurred $688.33 in other fees during the fiscal year ended April 30, 2010 for products and services rendered by our principal accountants.

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

Dated:   July 29, 2010

/s/  Richard Di Stefano
By: Richard Di Stefano, Chief Financial Officer

Dated:  July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated: July 29, 2010

/s/   Mariya Petrovska
By:  Mariya Petrovska, Secretary and Director

Dated: July 29, 2010

/s/   Ching Chen Chan
By:  Ching Chen Chan, Director

Rotoblock Corporation
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

30 April 2010

James Stafford

James Stafford, Inc.
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rotoblock Corporation
(A Development Stage Company)

We have audited the consolidated balance sheets of Rotoblock Corporation (A Development Stage Company) (the "Company”) as of 30 April 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended 30 April 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 April 2010 and 2009, and the results of its operations, its cash flows and its changes in stockholders’ equity for each of the years in the three-year period ended 30 April 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford
Chartered Accountants

Vancouver, Canada

12 July 2010, except for Note 15, as to which the date is 28 July 2010

Rotoblock Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 April 2010	As at 30 April 2009
	$	$
Assets

Current
Cash and cash equivalents	925,070	4,786
Accounts receivable	220	183
Prepaid expenses (Note 10)	158,998	78,345

	1,084,288	83,314

Patents (Note 3)	-	108,745
Available-for-sale investment (Note 4)	1,231,929	-
Property and equipment (Note 5)	124,812	251,526

	2,441,029	443,585
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	215,115	40,770
Due to related party (Note 8)	663	551
Provision for legal dispute (Note 12 ii)	-	72,000
Convertible promissory note (Notes 4 and 7)	2,025,644	-

	2,241,422	113,321

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 April 2010 – 4,622,307 common shares, par value $0.001
30 April 2009 – 1,120,195 common shares, par value $0.001	4,622	1,120
Additional paid-in capital	5,620,014	5,465,365
Warrants	1,421,526	280,274
Share subscriptions received in advance (Note 10)	250,000	-
Accumulated other comprehensive income (loss)	227,684	(4,198)
Deficit, accumulated during the development stage	(7,324,239)	(5,412,297)

	199,607	330,264

	2,441,029	443,585

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board:       /s/ Chien Chih Liu, Director                /s/ Richard Di Stefano, Chief Financial Officer

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2010 (Unaudited)	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Expenses
General and administrative (Schedule 1)	7,044,666	1,876,581	718,591	576,091

Net loss before other items	(7,044,666)	(1,876,581)	(718,591)	(576,091)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	1,384	-	-
Provision for legal dispute (Note 12 ii)	-	72,000	(72,000)	-
Write-off of patents (Note 3)	(108,745)	(108,745)	-	-
Write-off of property and equipment	(9,870)	-	-	-
Write-off of related party receivable	(162,204)	-	-	-

Loss for the period	(7,324,239)	(1,911,942)	(790,591)	(576,091)

Basic and diluted loss per common share		(1.04)	(0.90)	(0.88)

Weighted average number of common shares used in per share calculations		1,841,638	881,986	651,111

Comprehensive loss
Loss for the period	(7,324,239)	(1,911,942)	(790,591)	(576,091)
Foreign currency translation adjustment	(4,245)	(47)	70	(10)
Unrealized gain on available-for-sale investment (Note 4)	231,929	231,929	-	-

Comprehensive loss for the period	(7,096,555)	(1,680,060)	(790,521)	(576,101)

Comprehensive loss per common share		(0.91)	(0.90)	(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2010 (Unaudited)	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Cash used in operating activities
Loss for the period	(7,324,239)	(1,911,942)	(790,591)	(576,091)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	-	100,000	100,000
Depreciation (Note 5)	8,480	3,098	1,414	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	(1,384)	-	-
Non-cash interest (Note 7)	37,349	25,644	-	-
Shares issued for services (Notes 9, 10 and 13)	2,167,053	676,675	394,000	300,256
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	633,728	147,446	60,664
Write-off of patents (Note 3)	108,745	108,745	-	-
Write-off of property and equipment	9,870	-	-	-
Write-off of related party receivable	177,204	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(220)	(37)	36	(20)
Increase in prepaid expenses	(132,926)	(80,653)	(52,273)	-
Increase (decrease) in accounts payable and accrued liabilities	203,412	174,345	18,784	(22,394)
Increase (decrease) in provision for legal dispute (Note 12 ii)	-	(72,000)	72,000	-
Increase (decrease) in due to related party (Note 8)	663	112	(107)	60
	(1,288,267)	(443,669)	(109,291)	(137,525)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	(2,940)	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	(1,000,000)	-	-
Purchase of patents (Note 3)	(108,745)	-	-	-
	(1,125,523)	(1,000,000)	(2,940)	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	114,000	6,475	174,361
Warrants granted for cash (Note 10)	72,164	-	18,525	53,639
Warrants exercised	10,000	-	-	-
Convertible promissory note payable (Note 7)	2,010,000	2,000,000	-	-
Share subscriptions received in advance (Note 10)	250,000	250,000	-	-
	3,343,105	2,364,000	25,000	228,000

Foreign exchange effect on cash	(4,245)	(47)	70	(10)

Increase (decrease) in cash and cash equivalents	925,070	920,284	(87,161)	90,465

Cash and cash equivalents, beginning of period	-	4,786	91,947	1,482

Cash and cash equivalents, end of period	925,070	925,070	4,786	91,947

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity

		$	$	$	$	$	$

Balance at 2 September 2003 (inception)	-	-	-	-	-	-	-
Shares issued for cash	140,000	-	534	-	-	-	534
Shares issued for cash	4,000	-	38,130	-	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(144,000)	-	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	300,000	300	(300)	-	-	-	-
Excess of consideration over net assets	-	-	-	-	-	(138)	(138)
purchased from Rotoblock Inc. (Note 1)
Foreign currency translation adjustment	-	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004 (Unaudited)	300,000	300	38,364	-	(1,918)	(108,581)	(71,835)
Shares issued for cash ($2.50 per share)	200,000	200	499,800	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005 (Unaudited)	500,000	500	538,164	-	(3,303)	(414,774)	120,587
Shares issued for cash ($13.08 per share)	10,963	11	143,430	-	-	-	143,441
Shares issued for services rendered ($15.59 per share)	48,363	48	753,829	-	-	-	753,877
Shares issued for inventory ($14.50 per share)	12,221	12	177,192	-	-	-	177,204
Warrants exercised ($12.50 per share)	800	1	9,999	-	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006 (Unaudited)	572,347	572	3,523,791	-	(4,253)	(3,182,033)	338,077
Shares issued for cash ($10.50 per share)	2,286	2	23,998	-	-	-	24,000
Shares issued for services rendered ($5.62 per share)	34,185	34	192,031	-	-	-	192,065
Contribution to capital by related parties – services	-	-	100,000	-	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	-	414,711
Foreign currency translation adjustment	-	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	608,818	608	4,254,531	-	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity

		$	$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	-	174,361
Warrants granted	-	-	-	53,639	-	-	-	53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	-	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525	-	-	-	18,525
Shares issued for services rendered ($1.87 per share) (Notes 10 and 13)	190,933	191	393,809	-	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 5, 9, 10, and 13)	200,000	200	249,800	-	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Note 10 and 13)	2,000	2	9,998	-	-	-	-	10,000
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	-	(4,198)	(5,412,297)	330,264

Shares issued for property rescinded ($1.25 per share) (Notes 5, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	-	(250,000)
Shares issued for cash ($0.61 per share) (Note 10)	6,552	6	3,994	-	-	-	-	4,000
Shares issued for cash ($0.75 per share) (Note 10)	13,333	13	9,987	-	-	-	-	10,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for services rendered (Notes 10 and 13)	3,500,083	3,500	673,175	-	-	-	-	676,675
Shares issued for property and equipment (Notes 5, 10 and 13)	125,000	125	124,875	-	-	-	-	125,000
Fair value of warrants issued	-	-	(507,524)	507,524	-	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	633,728	-	-	-	633,728
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	231,929	-	231,929
Share subscriptions received in advance (Note 10)	-	-	-	-	250,000	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Net loss for the year	-	-	-	-	-	-	(1,911,942)	(1,911,942)

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2010 (Unaudited)	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Consulting fees (Notes 9,10 and 13)	1,128,445	262,768	197,905	207,320
Depreciation (Note 5)	8,480	3,098	1,414	-
Foreign exchange loss	1,545	-	-	-
Interest	43,347	26,624	265	714
Investor relations (Notes 10 and 13)	289,878	50,000	96,000	-
Listing, filing and transfer agent fees	55,494	7,581	11,465	7,865
Management fees (Notes 9 and 13)	300,000	-	100,000	100,000
Office and sundry	68,840	8,319	11,709	6,425
Professional fees	486,150	78,877	76,935	143,908
Public relations and shareholder information	190,846	9,409	37,033	3,495
Rent	79,205	-	-	-
Research and development	387,173	72,917	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	574,007	574,007	-	-
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	633,728	147,446	60,664
Travel and entertainment	273,530	149,253	38,419	45,700

	7,044,666	1,876,581	718,591	576,091

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

1.	Nature and Continuance of Operations

Rotoblock Corporation (the "Company”) was incorporated under the laws of the State of Nevada on 22 March 2004.

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities". The Company is focused on the development and manufacturing of a new type of patented oscillating piston engine and other energy-efficient and environmental equipment in China for distribution worldwide.  No revenue has been derived during the organization period and the Company’s planned principle operations have not commenced.
The Company’s consolidated financial statements as at 30 April 2010 and for year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $1,911,942 for the year ended 30 April 2010 (30 April 2009 - $790,591; 30 April 2008 - $576,091, cumulative - $7,324,239) and has working capital deficit of $1,157,134 at 30 April 2010 (30 April 2009 - $30,007).

On 30 March 2004, the Company entered into a Share Exchange Agreement (the "Agreement") with Rotoblock Inc., a Canadian corporation, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 300,000 common shares in exchange for the 144,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc.  Effective 30 March 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162".  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to accounting principles generally accepted in the United States of America ("U.S. GAAP") but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts receivable, due to related party and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

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
30 April 2010

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Property, plant, equipment and depreciation

Property and equipment has been recorded at cost, net of accumulated depreciation (Note 5).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of:

Property                      30 years at 3%
Equipment                    5 years at 20%

Long lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets".

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Segments of an enterprise and related information

ASC 280, "Segments Reporting", establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly,  financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The adoption ofASC 718 did not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees."

Research and development

Research and development costs are expensed as incurred.

Patents

The Company accounts for patent costs in accordance with ASC 350, "Intangibles - Goodwill and Other".  In accordance with that statement, intangible assets with estimatable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with ASC 350-35-14, "Recognition and Impairment of an Impairment Loss." The patent costs will be amortized over their estimated useful lives upon exercise of the option (Note 3).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Changes in accounting policies

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, "Consolidation" establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities" requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", related to the changes to the special-purpose entity proposal in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement".  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s consolidated financial statements

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives".  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

3.	Patents

On 15 September 2003, the Company entered into an option agreement (the "Option") to purchase certain patents related to the Oscillating Piston Engine (the "OPE Patents").  Under the terms of the Option, the Company is required to pay $100,000 in cash by 31 May 2004 (paid) plus interest at the rate of 24% per annum calculated from 31 January 2004 until the $100,000 cash was paid (total interest paid - $8,745), and $1,500,000 in cash by 2 June 2007.

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines ("OPE"), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 30 April 2010, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

	Balance at 30 April 2010	Balance at 30 April 2009
	$	$

Patent costs to date	108,745	108,745
Provision for write-down	(108,745)	-
Accumulated depreciation	-	-

	-	108,745

4.	Available-for-sale investment

		Unrealized gain/loss	Fair value
	Adjusted cost		30 April 2010	30 April 2009
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	231,929	1,231,929	-

	1,000,000	231,929	1,231,929	-

On 11 February 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd., ("Samyang"), a South Korean Corporation, whereby Samyang loaned the Company $2,000,000 in the form of a Convertible Promissory Note (Note 7).  In turn, the Company acquired 977,966 shares of Samyang for the amount of $1,000,000.  Subsequent to the year end, Samyang exercised its option to convert the debt into 1,818,181 shares of the Company (Note 15).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

5.	Property, plant and equipment

		Accumulated depreciation	Net book value
	Cost		30 April 2010	30 April 2009
	$	$	$	$

Equipment	127,940	3,128	124,812	2,402
Property	-	-	-	67,874
Land	-	-	-	181,250

	127,940	3,128	124,812	251,526

During the year ended 30 April 2010, total additions to property and equipment were $125,000 (30 April 2009 – $252,940).  During the year ended 30 April 2010, total dispositions of property and equipment were $248,618 (30 April 2009 - $Nil).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party (the "Related Party") to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California (the "Agreement").  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384.  As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 9, 10 and 13).

On 8 February 2010, the Company entered into an Asset Purchase Agreement with a non-related individual to acquire security and computer equipment valued at $50,000.  The purchase price of the equipment was paid for by the issuance of 50,000 shares of common stock of the Company valued at $50,000 (Notes 10 and 13).

On 10 February 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 10 and 13).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

7.	Convertible Promissory Note

On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement (the "Convertible Promissory Note Agreement") with Samyang for $2,000,000 cash (Note 4).  The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.

As at 30 April 2010, the balance of the convertible promissory note of $2,025,644 consists of principal and accrued interest of $2,000,000 (30 April 2009 - $Nil) and $25,644 (30 April 2009 - $Nil), respectively.

Subsequent to the year ended 30 April 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of the Company valued at $1.10 per common share for $2,000,000 (Note 15).
As at 30 April 2010, the amount due to a related party is $663 (30 April 2009 - $551), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

8.	Due to Related Party

As at 30 April 2010, the amount due to a related party is $663 (30 April 2009 - $551), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the year ended 30 April 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (30 April 2009 - $100,000, 30 April 2008 - $100,000, cumulative - $300,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the year ended 30 April 2010, the Company issued 1,115,833 shares (30 April 2009 - 174,200) with a fair value of $192,375 (30 April 2009 - $265,500) to related parties for consulting services and salaries.  Of this amount, $191,630 was expensed during the year ended 30 April 2010 (30 April 2009 - $189,884) and the remaining $745 (30 April 2009 - $75,616) was classified as prepaid expense which will be expensed as consulting services and salaries in subsequent periods (Notes 10 and 13).

During the year ended 30 April 2010, the Company granted 3,840,833 (30 April 2009 – 16,000) warrants to related parties.  Using the Black-Scholes warrant pricing model, the aggregate value of these warrants was determined to be $169,248 (30 April 2009 - $147,446) (Notes 10 and 13).

On 24 November 2008, the Company entered into an Agreement with a Related Party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384. As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 5, 10 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

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

i.
During the year ended 30 April 2008, the Company issued 31,600 private placement restricted common shares at a price of $2.50 per share for total cash proceeds of $78,000.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ii.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for $4,000 in consulting services (Note 13).

iii.	During the year ended 30 April 2008, the Company issued 20,000 common shares valued at $2.50 per share for $50,000 in consulting services (Note 13).

iv.
During the year ended 30 April 2008, the Company issued 6,000 common shares valued at $2.50 per share for $15,000 in public relations services (Note 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

v.	During the year ended 30 April 2008, the Company issued 4,000 common shares valued at $1.00 per share for $4,000 in consulting services (Note 13).

vi.
During the year ended 30 April 2008, the Company issued 7,600 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 up to 6 September 2012.  As at 30 April 2010, 7,600 of these share purchase warrants in this series remain outstanding.

vii.	During the year ended 30 April 2008, the Company issued 2,571 common shares valued at $6.50 per share for $16,710 for consulting services (Note 13).

viii.	During the year ended 30 April 2008, the Company issued 1,684 common shares valued at $4.50 per share for $8,000 for consulting services (Note 13).

ix.	During the year ended 30 April 2008, the Company issued 589 common shares valued at $4.50 per share for $2,800 for consulting services (Note 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

x.
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000.  Each unit consists of one restricted common share and one-half common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793.  As at 30 April 2010, 6,667 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 30 April 2010, 6,667 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services (Note 13).

xiii.	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services (Note 13).

xiv.
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services (Note 13).  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 April 2010, 20,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xiv.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $4.00 per common share for $4,000 in consulting services (Note 13).

xivi.
During the year ended 30 April 2009, the Company issued 6,400 common shares valued at $15.00 per common share for $96,000 in investor relations (Note 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xivii. .
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 30 April 2010, 16,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

xviii.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services (Note 13).

xix.
During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share for $7,500 in public relations (Note 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xx.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share $24,000 in consulting expense to a related party (Notes 9 and 13).

xxi.
During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party (Notes 9 and 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 30 April 2010, 3,333 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxiii.	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per common share for $10,000 in repayment for a convertible promissory note (Note 13).

xxiv.
During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $3.00 per common share for $6,000 in consulting expense (Note 13).  Of this amount, $2,729 was expensed during the year ended 30 April 2010 (30 April 2009 - $3,271, cumulative - $6,000).

xxv.
During the year ended 30 April 2009, the Company issued 200,000 shares of common stock valued at $1.25 per share purchase for land and building from a Related Party valued at $250,000 (Notes 5, 9 and 13).   These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxvi.	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $1.00 per common share for $5,000 in legal services (Note 13).

xxvii.
During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties (Notes 9 and 13).  Of this amount, $75,616 was expensed during the year ended 30 April 2010 (30 April 2009 - $74,384, cumulative - $150,000).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

xxviii.
During the year ended 30 April 2010, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Agreement entered into on 24 November 2008.  These shares were cancelled on 29 July 2009 (Notes 5, 9 and 13).

xxix.
During the year ended 30 April 2010, the Company issued 6,552 common shares valued at $0.61 per common share for cash of $4,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxx.
During the year ended 30 April 2010, the Company issued 13,333 common shares valued at $0.75 per common share for cash of $10,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxi.
During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $517,677 was expensed during the period and the remaining $158,998 was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 13).

xxii.
During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering.  As at 30 April 2010, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xxxiii.
During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering.  As at 30 April 2010, 8,585,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xxxiv.
During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  As at 30 April 2010, 57,144 warrants in this series remain outstanding.

xxxv.
During the year ended 30 April 2010, the Company issued 28,572 shares valued at $1.75 for total cash proceeds of $50,000.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

xxxvi.
During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related individual to acquire security and computer equipment valued at $50,000.  The purchase price of the equipment was paid for by the issuance of 50,000 shares of common stock of the Company valued at $50,000 (Notes 5 and 13).

xxxvii.
During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 13).

Share Subscriptions Received in Advance

During the year ended 30 April 2010, the Company received $250,000 from a non-related company for the purchase of shares in the Company.  As of 28 July 2010 these shares have not yet been issued.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.70
Warrants	7.50	50,000	1.61
Warrants	12.50	7,600	2.36
Warrants	12.50	6,667	2.73
Warrants	7.50	20,000	2.92
Warrants	12.50	6,667	2.94
Warrants	7.50	16,000	3.03
Warrants	12.50	3,333	3.18
Warrants	0.25	25,000	4.21
Warrants	0.25	25,000	4.23
Warrants	0.50	200,000	4.23
Warrants	2.50	57,144	4.23
Warrants	0.25	2,201,750	4.79
Warrants	1.00	50,000	4.79
Warrants	0.25	333,333	4.83
Warrants	1.00	300,000	4.88
Warrants	0.25	6,000,000	9.89

		9,361,694

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

The following is a summary of warrant activities during the years ended 30 April 2010 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2008	150,134	16.93
Granted	19,333	8.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2009	169,467	15.97

Weighted average fair value of warrants granted during the year		8.58

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

The weighted average grant date fair value of warrants issued during the year ended 30 April 2010 amounted to $0.12 per warrant (30 April 2009 - $8.58 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 30 April 2010	As at 30 April 2009	As at 30 April 2008

Risk free interest rate	1.49% - 2.36%	3.02% - 3.28%	2.65% - 3.72%
Expected life	5.0 - 10.0 years	5.0 years	5.0 years
Annualized volatility	580% - 596%	153% - 158%	119% - 150%
Expected dividends	-	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Restricted Common Shares

During the year ended 30 April 2010, the Company issued 3,702,112 common shares and cancelled 200,000 common shares (30 April 2009 – issued 396,266 common shares and cancelled Nil common shares).  Of the issued shares, 3,237,112 common shares (30 April 2009 – 381,733 common shares) were restricted from trading and the 200,000 rescinded shares (30 April 2009 – Nil common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 30 April 2010, a total of 4,622,307 common shares are outstanding.  Of these, 3,421,347 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2010.  There are no current or deferred tax expenses for the year ended 30 April 2010 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2010	For the year ended 30 April 2009
	$	$
Deferred tax asset attributable to:
Current operations	666,119	251,507
Permanent differences	(257,686)	(157,606)
Change in valuation allowance	(384,575)	(65,025)
Change in long-term tax rates	-	(4,683)
Foreign exchange	(23,858)	(24,193)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

The composition of the Company’s deferred tax asset as at 30 April 2010 and 2009 is as follows:
	As at 30 April 2010	As at 30 April 2009
	$	$

Net operating loss carry forward	3,503,823	2,244,976

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,170,317	785,742
Less: Valuation allowance	(1,170,317)	(785,742)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2010, the Company has unused non-capital losses for Canadian tax purposes of approximately $560,213 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2030.

As at 30 April 2010, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $2,953,660 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2030.

13.         Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share.

ii.
The Company is engaged in a dispute with a former director of the Company for services previously rendered and a related provision of $72,000 was accrued in the consolidated financial statements for the year ended 30 April 2009.  The Company continues to defend its position to the fullest extent possible and reversed its provision for loss of $72,000 during the year ended 30 April 2010.

iii.	The Company is committed to issuing 25,000 shares valued at $3,750 pursuant to the one-year consulting agreement for consulting services.

iv.
The Company entered into an agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009.  No salaries have been paid and $41,644 has been recorded in accrued liabilities as at 30 April 2010.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

v.
The Company entered into an employment agreement with the chief executive officer for a salary of $125,000 per annum and one time signing bonus of $75,000 beginning 1 July 2009.  As of 30 April 2010, $41,251 in salaries has been paid and $137,859 has been recorded in accrued liabilities.

13.        Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 30 April 2010 (Unaudited)	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008

	$	$	$	$
Cash paid during the year for interest	11,362	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 30 April 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (30 April 2009 - $100,000; 30 April 2008 - $100,000; cumulative - $300,000) (Note 9).

During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $517,677 was expensed during the period and the remaining $158,998 was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 9 and 10).

During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 as stock-based compensation.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering (Note 10).

During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering (Notes 9 and 10).

During the year ended 30 April 2010, the Company rescinded the 200,000 common shares valued at $1.25 per share for a total value of $250,000 which had been issued to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a Related Party (Notes 5, 9 and 10).

During the year ended 30 April 2010, the Company rescinded the 200,000 common shares valued at $1.25 per share for a total value of $250,000 which had been issued to acquire an undivided 25% tenancy-in-common interest in land and buildings located in Merced, California from a Related Party (Notes 5, 9 and 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related individual to acquire security and computer equipment valued at $50,000.  The purchase price of the equipment was paid for by the issuance of 50,000 shares of common stock of the Company valued at $50,000 (Notes 5 and 10).

During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 10).

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash (Note 4).  The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.  During the year ended 30 April 2010, $25,644 in interest was accrued and is payable to Samyang (Note 7).

During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per share for $10,000 in convertible promissory notes (Note 10).

During the year ended 30 April 2009, the Company issued a total of 190,933 common shares and 16,000 common share purchase warrants valued at $394,000 for consulting, investor relations services, compensation, legal services and public relation services (Note 10).

During the year ended 30 April 2008, the Company issued a total of 63,511 common shares and 20,000 common share purchase warrants valued at $176,510 for consulting and public relations services (Note 10).

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12i).

14.	Fair Value Measurements

The Company measures its available-for-sale investment at fair value.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2  - Include other inputs that are directly or indirectly observable in the marketplace; or
Level 3  - Unobservable inputs which are supported by little or no market activities.

Rotoblock Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

The Company classifies its available-for-sale investment within Level 1 as the securities are valued using quoted market prices.

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	Balance at 30 April 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investment (Note 4)	1,231,929	1,231,929	-	-

Total	1,231,929	1,231,929	-	-

15.         Subsequent Events

The following events occurred during the period from the year ended 30 April 2010 to the date the consolidated financial statements were available to be issued on 28 July 2010:

i.	On 22 April 2010, the Company received $834 for the exercise of 3,334 warrants at a price of $0.25 per share.

ii.	On 13 May 2010, Samyang exercised its option to convert its $2,000,000 loan into equity of the Company, receiving 1,818,181 shares valued at $727,272 (Notes 4 and 7).