Form 10-Q
period 2010-07-31
Rotoblock CORP
filed 2010-09-17
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2010

Commission File Number:    000-51428

ROTOBLOCK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

          Nevada                                                                                                     20-08987999
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Employer Identification No.)

300 B Street, Santa Rosa, CA.                                95401
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

At July 31, 2010, there were a total of 6,443,822 shares of our common stock issued and outstanding.  Of these shares a total of 5,219,643 are restricted from trading, as defined under Rule 144 of the United States Securities Act of 1933.

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our registration statement annual report on Form 10-K for the fiscal year ended April 30, 2010, filed with the U.S. Securities and Exchange Commission on July 29, 2010, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 July 2010	As at 30 April 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	764,882	925,070
Accounts receivable	215	220
Prepaid expenses (Note 10)	102,859	158,998

	867,956	1,084,288

Available-for-sale investment (Note 4)	1,396,584	1,231,929

Property and equipment (Note 5)	120,821	124,812

	2,385,361	2,441,029
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	234,173	215,115
Due to related party (Note 8)	646	663
Convertible promissory note (Notes 4 and 7)	-	2,025,644

	234,819	2,241,422

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 July 2010 – 6,443,822 common shares, par value $0.001
30 April 2010 – 4,622,307 common shares, par value $0.001	6,444	4,622
Additional paid-in capital	7,630,257	5,620,014
Warrants	1,410,294	1,421,526
Share subscriptions received in advance (Note 10)	250,000	250,000
Accumulated other comprehensive income	392,351	227,684
Deficit, accumulated during the development stage	(7,538,804)	(7,324,239)

	2,150,542	199,607

	2,385,361	2,441,029

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board:  /s/ Chien Chih Liu, Director       /s/ Richard Di Stefano, Chief Financial Officer

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Expenses
General and administrative (Schedule 1)	7,294,669	250,003	87,636

Net loss before other items	(7,294,669)	(250,003)	(87,636)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Other income	5,520	5,520	-
Forgiveness of debt (Notes 7 and 13)	29,918	29,918	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	1,384
Write-off of patents (Note 3)	(108,745)	-	-
Write-off of property and equipment	(9,870)	-	-
Write-off of related party receivable	(162,204)	-	-

Loss for the period	(7,538,804)	(214,565)	(86,252)

Basic and diluted loss per common share		(0.03)	(0.09)

Weighted average number of common shares used in per share calculations		6,186,796	956,608

Comprehensive loss
Loss for the period	(7,538,804)	(214,565)	(86,252)
Foreign currency translation adjustment	(4,233)	12	(42)
Unrealized gain on available-for-sale investment (Notes 4 and 14)	396,584	164,655	-

Comprehensive loss for the period	(7,146,453)	(49,898)	(86,294)

Comprehensive loss per common share		(0.01)	(0.09)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Cash used in operating activities
Loss for the period	(7,538,804)	(214,565)	(86,252)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	-	25,000
Depreciation (Note 5)	12,471	3,991	629
Forgiveness of debt (Notes 7 and 13)	(29,918)	(29,918)	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	-	(1,384)
Non-cash interest (Note 7)	41,623	4,274	-
Shares issued for services (Notes 9, 10 and 13)	2,167,053	-	40,726
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	-	3,728
Write-off of patents (Note 3)	108,745	-	-
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(215)	5	(21)
(Increase) decrease in prepaid expenses	(76,787)	56,139	-
Increase (decrease) in accounts payable and accrued liabilities	222,470	19,058	(320)
Increase (decrease) in due to related party (Note 8)	646	(17)	63

	(1,449,300)	(161,033)	(17,831)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	-
Purchase of patents (Note 3)	(108,745)	-	-

	(1,125,523)	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	14,000
Warrants granted for cash (Note 10)	72,164	-	-
Warrants exercised	10,833	833	-
Convertible promissory note payable (Notes 7 and 13)	2,010,000	-	-
Share subscriptions received in advance (Note 10)	250,000	-	-

	3,343,938	833	14,000

Foreign exchange effect on cash	(4,233)	12	(42)

Increase (decrease) in cash and cash equivalents	764,882	(160,188)	(3,873)

Cash and cash equivalents, beginning of period	-	925,070	4,786

Cash and cash equivalents, end of period	764,882	764,882	913

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
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

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share) (Note 10)	51,600	52	174,309	-	-	-	-	174,361
Warrants granted	-	-	-	53,639	-	-	-	53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	60,664	-	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	-	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525	-	-	-	18,525
Shares issued for services rendered ($1.87 per share) (Notes 10 and 13)	190,933	191	393,809	-	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 5, 9, 10, and 13)	200,000	200	249,800	-	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 10 and 13)	2,000	2	9,998	-	-	-	-	10,000
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	-	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 5, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	-	(250,000)
Shares issued for cash ($0.61 per share) (Note 10)	6,552	6	3,994	-	-	-	-	4,000
Shares issued for cash ($0.75 per share) (Note 10)	13,333	13	9,987	-	-	-	-	10,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for services rendered (Notes 10 and 13)	3,500,083	3,500	673,175	-	-	-	-	676,675
Shares issued for property and equipment (Notes 5, 10 and 13)	125,000	125	124,875	-	-	-	-	125,000
Fair value of warrants issued	-	-	(507,524)	507,524	-	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	633,728	-	-	-	633,728
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	231,929	-	231,929
Share subscriptions received in advance (Note 10)	-	-	-	-	250,000	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Net loss for the year	-	-	-	-	-	-	(1,911,942)	(1,911,942)

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607
Warrants exercised ($0.25 per share) (Note 10)	3,334	3	830	-	-	-	-	833
Shares issued for conversion of promissory note (Notes 4, 7 and 10)	1,818,181	1,819	1,998,181	-	-	-	-	2,000,000
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	164,655	-	164,655
Fair value of warrants exercised	-	-	11,232	(11,232)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	12	-	12
Net loss for the period	-	-	-	-	-	-	(214,565)	(214,565)

Balance at 31 July 2010	6,443,822	6,444	7,630,257	1,410,294	250,000	392,351	(7,538,804)	2,150,542

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Interim Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Consulting fees (Notes 9, 10 and 13)	1,197,050	68,605	40,726
Depreciation (Note 5)	12,471	3,991	629
Foreign exchange loss	1,545	-	-
Interest	47,681	4,334	67
Investor relations (Notes 10 and 13)	289,878	-	-
Listing, filing and transfer agent fees	55,664	170	81
Management fees (Notes 9 and 13)	300,000	-	25,000
Office and sundry	69,956	1,116	3,799
Professional fees	494,310	8,160	11,007
Public relations and shareholder information	290,846	100,000	921
Rent	79,205	-	-
Research and development	387,173	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	605,258	31,251	-
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	-	3,728
Travel and entertainment	305,906	32,376	1,678

	7,294,669	250,003	87,636

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

The Company’s interim consolidated financial statements as at 31 July 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of  $214,565 for the three month period ended 31 July 2010 (31 July 2009 – $86,252) and has a working capital of $633,137 at 31 July 2010 (30 April 2010 – working capital deficiency of $1,157,134).

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

Rotoblock Inc. was incorporated on 2 September 2003, under the laws of Canada.  The accompanying interim consolidated financial statements are the historical interim consolidated financial statements of Rotoblock Inc.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

At 31 July 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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
31 July 2010

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Property, equipment and depreciation

Property and equipment have been recorded at cost, net of accumulated depreciation (Note 5).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of:

Equipment                      5 years at 20%
Vehicles                        12 years at 13%

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 did not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

Changes in accounting policies

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission ("SEC") filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s interim consolidated financial statements

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 July 2010, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

4.	Available-for-Sale Investment

		Unrealized gain/loss	Fair value
	Adjusted cost		31 July 2010	30 April 2010 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	396,584	1,396,584	1,231,929

On 11 February 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd., (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a Convertible Promissory Note (Note 7).  In turn, the Company acquired 977,966 shares of Samyang for the amount of $1,000,000.  On 13 May 2010, Samyang exercised its option to convert the promissory note into 1,818,181 shares of the Company valued at $1.10 per share  (Notes 7 and 10).

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14).  As of 31 July 2010, the shares of Samyang were measured at a fair value of $1,396,584 (30 April 2010 - $1,231,929) and resulted in an unrealized gain of $164,655 during the three month period ended 31 July 2010 (31 July 2009 - $Nil).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

5.	Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 July 2010	30 April 2010 (Audited)
	$	$	$	$

Equipment	52,940	5,619	47,321	49,812
Vehicles	75,000	1,500	73,500	75,000

	127,940	7,119	120,821	124,812

During the three month period ended 31 July 2010, total additions to property and equipment were $Nil (30 April 2010 – $125,000).  During the three month period ended 31 July 2010, total dispositions of property and equipment were $Nil (30 April 2010 - $248,618).

On 24 November 2008, the Company entered into an Asset Purchase and Balance Sheet Enhancement Agreement with a related party (the “Related Party”) to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California (the “Property Agreement”).  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384.  As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 9, 10 and 13).

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
31 July 2010

7.	Convertible Promissory Note

On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 4). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest was due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.

On 13 May 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of the Company valued at $1.10 per common share for $2,000,000. Accrued interest in the amount of $29,918 was forgiven during the three month period ended 31 July 2010 (Notes 4, 10 and 13).

8.	Due to Related Party

As at 31 July 2010, the amount due to a related party is $646 (30 April 2010 - $663), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the three month period ended 31 July 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (31 July 2009 - $25,000, cumulative - $300,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the three month period ended 31 July 2010, the Company issued Nil (31 July 2009 - 75,000) shares with a fair value of $Nil (31 July 2009 - $11,250) to related parties for consulting services.  Of this, $Nil (31 July 2009 - $480) was expensed during the three month period ended 31 July 2010 and the remaining $Nil (31 July 2009 - $10,770) was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

During the three month period ended 31 July 2010, the Company granted Nil (31 July 2009 - Nil) warrants to related parties.

On 24 November 2008, the Company entered into a Property Agreement with a Related Party to acquire an undivided 25% tenancy-in-common interest in a property located in Merced, California.  The purchase price of the land and building was $250,000 and was paid for by the issuance of 200,000 shares of common stock of the Company valued at $250,000.  On 29 July 2009, the Company disposed of the land and building back to the Related Party for proceeds of $250,000 resulting in a gain of $1,384.  As consideration, the Related Party returned the 200,000 shares of common stock of the Company valued at $250,000 and these shares were cancelled on 29 July 2009 (Notes 5, 10 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

vi.
During the year ended 30 April 2008, the Company issued 7,600 share purchase warrants with a fair value of $5,383.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 up to 6 September 2012.  As at 31 July 2010, 7,600 of these share purchase warrants in this series remain outstanding.

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

x.
During the year ended 30 April 2008, the Company issued 13,333 units at a price of $7.50 per unit for total cash proceeds of $100,000. Each unit consists of one restricted common share and one-half common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $25,793. As at 31 July 2010, 6,667 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xi.
During the year ended 30 April 2008, the Company issued 6,667 units at a price of $7.50 per unit for total cash proceeds of $50,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $22,463.  As at 31 July 2010, 3,333 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xii.	During the year ended 30 April 2008, the Company issued 2,000 common shares valued at $4.00 per share for $8,000 for consulting services (Note 13).

xiii.	During the year ended 30 April 2008, the Company issued 2,667 common shares valued at $3.00 per share for $8,000 for consulting services (Note 13).

xiv.
During the year ended 30 April 2008, the Company issued 20,000 units valued at $3.00 per unit for consulting services (Note 13).  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $7.50 per share for a period of five years from the date of offering with a fair value of $60,664.  As at 31 July 2010, 20,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xvii.
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 July 2010, 16,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

xviii.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services (Note 13).

xix.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share for $7,500 in public relations (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xx.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share for $24,000 in consulting expense to a related party (Notes 9 and 13).

xxi.	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party (Notes 9 and 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 July 2010, 3,333 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xxviii.
During the year ended 30 April 2010, the Related Party returned to treasury 200,000 shares of common stock of the Company valued at $1.25 per common share for a total value of $250,000, related to the disposal of land and building acquired from a Related Party pursuant to the Property Agreement entered into on 24 November 2008. These shares were cancelled on 29 July 2009 (Notes 5, 9 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

xxxi.
During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $56,139 was expensed during the three month period ended 31 July 2010 (year ended 30 April 2010 - $517,677, cumulative - $573,816) and the remaining $102,859 (30 April 2010 - $158,998) was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 13).

xxxii.
During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering.  As at 31 July 2010, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xxxiii.
During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering.  As at 31 July 2010, 8,585,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xxxiv.
During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014.  These shares are restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  As at 31 July 2010, 57,144 warrants in this series remain outstanding.

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
31 July 2010

xxxvii.
During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 13).

xxxviii.	During the three month period ended 31 July 2010, the Company issued 3,334 common shares valued at $0.25 per common share for cash of $833 upon exercise of warrants.

xxxvix.
During the three month period ended 31 July 2010, the Company issued 1,818,181 common shares valued at $1.10 per common share upon conversion of a Convertible Promissory Note by Samyang.  The value of the shares issued was $2,000,000 (Notes 4, 7 and 13).

Share Subscriptions Received in Advance

During the year ended 30 April 2010, the Company received $250,000 from a non-related company for the purchase of shares in the Company.  As of 16 September 2010 these shares have not yet been issued.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 July 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.45
Warrants	7.50	50,000	1.36
Warrants	12.50	7,600	2.11
Warrants	12.50	3,333	2.48
Warrants	7.50	20,000	2.67
Warrants	12.50	6,667	2.69
Warrants	7.50	16,000	2.78
Warrants	12.50	3,333	2.93
Warrants	0.25	25,000	3.96
Warrants	0.25	25,000	3.98
Warrants	0.50	200,000	3.98
Warrants	2.50	57,144	3.98
Warrants	0.25	2,201,750	4.54
Warrants	1.00	50,000	4.54
Warrants	0.25	333,333	4.58
Warrants	1.00	300,000	4.63
Warrants	0.25	6,000,000	9.64

		9,358,360

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

The following is a summary of warrant activities during the three month period ended 31 July 2010 and during the year ended 30 April 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	-	-
Exercised	(3,334)	0.25
Expired	-	-

Outstanding and exercisable 31 July 2010	9,358,360	0.47

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2010 amounted to $Nil per warrant (30 April 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 July 2010	As at 30 April 2010 (Audited)

Risk free interest rate	-	1.49% - 2.36%
Expected life	-	5.0 - 10.0 years
Annualized volatility	-	580% - 596%
Expected dividends	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Restricted Common Shares

During the three month period ended 31 July 2010, the Company issued 1,821,515 common shares and cancelled Nil common shares (30 April 2010 – issued 3,702,112 common shares and cancelled 200,000 common shares).  Of the issued shares, 1,818,181 common shares (30 April 2010 – 3,237,112 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 July 2010, a total of 6,443,822 common shares are outstanding.  Of these, 5,219,643 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2010.  There are no current or deferred tax expenses for the three month period ended 31 July 2010 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2010	For the year ended 30 April 2010 (Audited)
	$	$
Deferred tax asset attributable to:
Current operations	75,098	666,119
Permanent differences	-	(257,686)
Change in valuation allowance	(72,729)	(384,575)
Foreign exchange	(2,369)	(23,858)

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

The composition of the Company’s deferred tax asset as at 31 July 2010 and 30 April 2010 is as follows:

	As at 31 July 2010	As at 30 April 2010 (Audited)
	$	$

Net operating loss carry forward	3,708,924	3,503,823

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,243,046	1,170,317
Less: Valuation allowance	(1,243,046)	(1,170,317)
Other
	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2010, the Company has unused non-capital losses for Canadian tax purposes of approximately $550,748 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2031.

As at 31 July 2010, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $3,167,423 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2031.

12.	Commitments and Contingency

i.
On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share.

ii.
The Company is engaged in a dispute with a former director of the Company for services previously rendered and a related provision of $72,000 was accrued in the interim consolidated financial statements for the year ended 30 April 2009.  The Company continues to defend its position to the fullest extent possible and reversed its provision for the loss of $72,000 during the year ended 30 April 2010.

iii.	The Company is committed to issuing 25,000 shares valued at $3,750 pursuant to the one-year consulting agreement for consulting services.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

iv.
The Company entered into an agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009. No salaries have been paid and $54,110 has been recorded in accrued liabilities as at 31 July 2010.

v.
The Company entered into an employment agreement with the chief executive officer for a salary of $125,000 per annum and one time signing bonus of $75,000 beginning 1 July 2009.  As of 31 July 2010, $72,502 in salaries has been paid and $137,859 has been recorded in accrued liabilities.

13.     Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Cash paid during the year for interest	11,362	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 July 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (31 July 2009 - $25,000; cumulative - $300,000) (Note 9).

During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $517,677 was expensed during the period and the remaining $158,998 was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 10).

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
31 July 2010

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

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash. The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.  During the year ended 30 April 2010, $25,644 in interest was accrued and is payable to Samyang.    A further $4,274 was accrued and was payable up to 13 May 2010.  On 13 May 2010, Samyang exercised its option to convert the Promissory Note into 1,818,181 shares of the Company valued at $2,000,000.  Accrued interest in the amount of $29,918 was forgiven during the three month period ended 31 July 2010 (Notes 4, 7 and 10).

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

On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company (Note 12 i).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

    Level 2 – Include other inputs that are directly or indirectly observable in the marketplace; or

    Level 3 – Unobservable inputs which are supported by little or no market activities.

The Company classifies its available-for-sale investment within Level 1 as the securities are valued using quoted market prices.

    Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	Balance at 31 July 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investment (Note 4)	1,396,584	1,396,584	-	-

		Fair value measurement at reporting date using
	Balance at 30 April 2010 (Audited)	Quoted prices in active markets for identical assets (Level 1) (Audited)	Significant other observable inputs (Level 2) (Audited)	Significant unobservable inputs (Level 3) (Audited)
	$	$	$	$

Available-for-sale investment (Note 4)	1,231,929	1,231,929	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

15.	Subsequent Events

There are no subsequent events for the period from the date of the three month period ended 31 July 2010 to the date the interim consolidated financial statements were available to be issued on 16 September 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total net losses since inception are $7,538,804. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the balance of the calendar year 2010.

Three month period ended July 31, 2010 as compared to the three month period ended July 31, 2009

For the three month period ended July 31, 2010, we incurred net operating losses of $214,565, or $0.03 per share, as compared to net operating losses of $86,252, or $0.09 per share, for the three month period ended July 31, 2009.

We incurred total operating expenses of $250,003 for the three month period ended July 31, 2010, as compared to total operating expenses of $87,636 for the three month period ended July 31, 2009.

Total operating expenses for the three month period ended July 31, 2010 consisted of $31,251 in salaries and wages (2009 - $Nil, cumulative - $605,258); $8,160 in professional fees (2009 - $11,007, cumulative - $494,310), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC; $68,605 in consulting fees (2009 - $40,726, cumulative - $1,197,050); $100,000 in public relations and shareholder information expense (2009 - $921, cumulative - $290,846); $32,376 in travel and entertainment expense (2009 - $1,678, cumulative - $305,906); and interest expense in the amount of $4,334 (2009 - $67, cumulative - $47,681. The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation and filing fees incurred in connection with our day-to-day operations.

Our expenses more than doubled during the three month period ended July 31, 2010, as compared to the three month period ended July 31, 2009, primarily due to the large increase in public relations and shareholder information expense (2010 - $100,000; 2009 - $921).

Liquidity and Capital Resources and Cash Flows

We currently have $764,882 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing activities for the three or three month periods ended July 31, 2010.

Cash provided by financing activities for the three months ended July 31, 2010 was $833, resulting from warrants exercised during the period.

At July 31, 2010, the amount due to a related party was $646, payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Commitments/Contingencies

On November 15, 2007, we registered 100,000 shares of our common stock by filing a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $4.50 per share.

We entered into an employment agreement with our Corporate Secretary for a salary of $50,000 per year, beginning July 1, 2009. No salaries have been paid to date; however, as of July 31, 2010, $54,110 has been recorded in the accrued liabilities section of our balance sheets.

We entered into an employment agreement with our Chief Executive Officer for a salary of $125,000 per year, beginning July 1, 2009, and a signing bonus of $75,000. As of July 31, 2010, $75,502 in salaries has been paid and $137,859 has been recorded in the accrued liabilities section of our balance sheets.

We are committed to issuing 25,000 shares valued at $3,750 under a one-year consulting agreement for consulting services.

We are engaged in a dispute with a former director of the Company for services previously rendered and a related provision for loss of $72,000 was accrued in the financial statements for the year ended April 30, 2009.  We continue to defend our position to the fullest extent possible and reversed our provision for a loss of $72,000 during the fiscal year ended April 30, 2010.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Shares Available for Sale Investment

On February 11, 2010, we entered into an Investment Agreement with Samyang Optics Co., Ltd., (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned us $2,000,000 in the form of a Convertible Promissory Note. In turn, we acquired 977,966 shares of Samyang for the amount of $1,000,000.  On May 13, 2010, Samyang exercised its option to convert the Promissory Note into 1,818,181 shares of the Company

Plan of Operations

On September 15, 2003, we entered into an option agreement (the "Option") to purchase certain patents related to the Oscillating Piston Engine (the "OPE Patents").  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745) and $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines ("OPE"), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of July 31, 2010, no engines have yet been sold.

During the fiscal year ended April 30, 2010, we recorded a provision for a write-down in the amount of $108,745 related to the OPE patents.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the "Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently in a dispute with a former director for services previously rendered. In the opinion of management, this claim is without merit and we will be successful in our defense of this claim. We continue to defend our position to the fullest extent possible.

We are not currently a party to any other pending legal proceeding

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in detail in our annual report on Form 10-K, filed on July 29, 2010, and incorporated herein by this reference. You should carefully review and consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report on July 29, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2010, we issued 3,334 shares of common stock, valued at $0.25 per share for cash of $833 upon the exercise of outstanding warrants.

Also during the three month period ended July 31, 2010, we issued 1,818,181 shares of common stock, valued at $1.10 per share, to Samyang Optics Co., Ltd. upon their election to convert the Promissory Note.  These shares are restricted from trading as defined under Rule 144 of the Securities Act of 1933.

At July 31, 2010, a total of 6,443,822 shares of common stock are issued and outstanding.  Of these, 5,219,643 were restricted from trading, as defined under Rule 144 of the Securities Act of 1933.

Following are details of the common stock purchase warrants outstanding at July 31, 2010:
	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.45
Warrants	7.50	50,000	1.36
Warrants	12.50	7,600	2.11
Warrants	12.50	3,333	2.48
Warrants	7.50	20,000	2.67
Warrants	12.50	6,667	2.69
Warrants	7.50	16,000	2.78
Warrants	12.50	3,333	2.93
Warrants	0.25	25,000	3.96
Warrants	0.25	25,000	3.98
Warrants	0.50	200,000	3.98
Warrants	2.50	57,144	3.98
Warrants	0.25	2,201,750	4.54
Warrants	1.00	50,000	4.54
Warrants	0.25	333,333	4.58
Warrants	1.00	300,000	4.63
Warrants	0.25	6,000,000	9.64

		9,358,360

Following is a summary of warrant activities during the three month period ended July 31, 2010 and the fiscal year ended April 30, 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	-	-
Exercised	(3,334)	0.25
Expired	-	-

Outstanding and exercisable 31 July 2010	9,358,360	0.47

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2010 amounted to $Nil per warrant (30 April 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 July 2010	As at 30 April 2010

Risk free interest rate	-	1.49% - 2.36%
Expected life	-	5.0 - 10.0 years
Annualized volatility	-	580% - 596%
Expected dividends	-	-

There were no stock options issued or outstanding at July 31, 2010; however, on July 13, 2009, we entered into an employment agreement with an executive and committed to issue 1,000,000 employee stock options pursuant to the agreement. No exercise price or terms of the options or date of issuance were set forth in the agreement and will be determined by the Board of Directors prior to issuance and fulfillment of our commitment.

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

Dated: September 16, 2010

/s/  Richard Di Stefano                                                _
By: Richard Di Stefano, Principal Accounting Officer

Dated: September 16, 2010