Form 10-Q
period 2010-10-31
Rotoblock CORP
filed 2010-12-10
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes  No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ____   Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No  X

At October 31, 2010, there were a total of 7,453,824 shares of our common stock issued and outstanding.  Of these shares a total of 6,175,835 are restricted from trading, as defined under Rule 144 of the Securities Act of 1933, as amended.

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

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 October 2010	As at 30 April 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	612,448	925,070
Accounts receivable	218	220
Prepaid expenses (Note 10)	54,090	158,998

	666,756	1,084,288

Available-for-sale investment (Note 4)	1,234,565	1,231,929

Property and equipment (Note 5)	116,765	124,812

	2,018,086	2,441,029
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	222,090	215,115
Due to related party (Note 8)	655	663
Convertible promissory note (Notes 4 and 7)	-	2,025,644

	222,745	2,241,422

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 October 2010 – 7,453,824 common shares, par value $0.001
30 April 2010 – 4,622,307 common shares, par value $0.001	7,454	4,622
Additional paid-in capital	7,918,772	5,620,014
Warrants	1,373,270	1,421,526
Share subscriptions received in advance (Note 10)	-	250,000
Accumulated other comprehensive income	230,326	227,684
Deficit, accumulated during the development stage	(7,734,481)	(7,324,239)

	1,795,341	199,607

	2,018,086	2,441,029

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board:  /s/ Chien Chih Liu, Director       /s/ Richard Di Stefano, Chief Financial Officer

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	7,490,346	195,677	684,248	445,680	771,884

Net loss before other items	(7,490,346)	(195,677)	(684,248)	(445,680)	(771,884)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Other income	5,520	-	-	5,520	-
Forgiveness of debt (Notes 7 and 13)	29,918	-	-	29,918	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	-	-	1,384
Write-off of patents (Note 3)	(108,745)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Loss for the period	(7,734,481)	(195,677)	(684,248)	(410,242)	(770,500)

Basic and diluted loss per common share		(0.03)	(0.56)	(0.06)	(0.71)

Weighted average number of common shares used in per share calculations		6,586,540	1,220,144	6,386,668	1,088,376

Comprehensive loss
Loss for the period	(7,734,481)	(195,677)	(684,248)	(410,242)	(770,500)
Foreign currency translation adjustment	(4,239)	(6)	(123)	6	(47)
Unrealized gain (loss) on available-for-sale investment (Notes 4 and 14)	234,565	(162,019)	-	2,636	-

Comprehensive loss for the period	(7,504,155)	(357,702)	(684,371)	(407,600)	(770,547)

Comprehensive loss per common share		(0.05)	(0.56)	(0.06)	(0.71)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$
Cash used in operating activities
Loss for the period	(7,734,481)	(195,677)	(684,248)	(410,242)	(770,500)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	-	25,000	-	50,000
Depreciation (Note 5)	16,527	4,056	121	8,047	750
Forgiveness of debt (Notes 7 and 13)	(29,918)	-	-	(29,918)	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	-	-	-	(1,384)
Non-cash interest (Notes 7 and 13)	41,623	-	-	4,274	-
Shares issued for services (Notes 9, 10 and 13)	2,167,053	-	48,776	-	89,502
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	-	405,000	-	408,728
Write-off of patents (Note 3)	108,745	-	-	-	-
Write-off of property and equipment	9,870	-	-	-	-
Write-off of related party receivable	177,204	-	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(218)	(3)	(3)	2	(24)
(Increase) decrease in prepaid expenses	(28,018)	48,769	-	104,908	-
Increase (decrease) in accounts payable and accrued liabilities	210,387	(12,083)	124,753	6,975	124,433
Increase (decrease) in due to related party (Note 8)	655	9	8	(8)	-
	(1,604,229)	(154,929)	(80,593)	(315,962)	(98,495)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-	-	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	-	-	-
Purchase of patents (Note 3)	(108,745)	-	-	-	-
	(1,125,523)	-	-	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	100,000	-	114,000
Warrants granted for cash (Note 10)	72,164	-	-	-	-
Warrants exercised	13,334	2,501	-	3,334	-
Convertible promissory note payable (Notes 7 and 13)	2,010,000	-	-	-	-
Advances payable	-	-	-	-	71
Share subscriptions received in advance (Note 10)	250,000	-	-	-	-
	3,346,439	2,501	100,000	3,334	114,071

Foreign exchange effect on cash	(4,239)	(6)	(5)	6	(47)

Increase (decrease) in cash and cash equivalents	612,448	(152,434)	19,402	(312,622)	15,529

Cash and cash equivalents, beginning of period	-	764,882	912	925,070	4,785

Cash and cash equivalents, end of period	612,448	612,448	20,314	612,448	20,314

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

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share)	51,600	52	174,309	-	-	-	-	174,361
Warrants granted	-	-	-	53,639	-	-	-	53,639
Shares issued for services rendered ($2.78 per share) (Notes 10 and 13)	63,511	64	176,446	-	-	-	-	176,510
Contribution to capital by related parties – services	-	-	100,000	-	-	-	-	100,000
Stock-based compensation	-	-	-	60,664	-	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	-	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525	-	-	-	18,525
Shares issued for services rendered ($1.87 per share) (Notes 10 and 13)	190,933	191	393,809	-	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 5, 9, 10, and 13)	200,000	200	249,800	-	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 10 and 13)	2,000	2	9,998	-	-	-	-	10,000
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	-	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 5, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	-	(250,000)
Shares issued for cash ($0.61 per share) (Note 10)	6,552	6	3,994	-	-	-	-	4,000
Shares issued for cash ($0.75 per share) (Note 10)	13,333	13	9,987	-	-	-	-	10,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for services rendered (Notes 10 and 13)	3,500,083	3,500	673,175	-	-	-	-	676,675
Shares issued for property and equipment (Notes 5, 10 and 13)	125,000	125	124,875	-	-	-	-	125,000
Fair value of warrants issued	-	-	(507,524)	507,524	-	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	633,728	-	-	-	633,728
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	231,929	-	231,929
Share subscriptions received in advance (Note 10)	-	-	-	-	250,000	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Net loss for the year	-	-	-	-	-	-	(1,911,942)	(1,911,942)

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607
Warrants exercised ($0.25 per share) (Note 10)	13,336	13	3,321	-	-	-	-	3,334
Shares issued for conversion of promissory note (Notes 4, 7 and 10)	1,818,181	1,819	1,998,181	-	-	-	-	2,000,000
Shares issued for cash ($0.25 per share) (Note 10)	1,000,000	1,000	249,000	-	(250,000)	-	-	-
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	2,636	-	2,636
Fair value of warrants exercised	-	-	48,256	(48,256)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	6	-	6
Net loss for the period	-	-	-	-	-	-	(410,242)	(410,242)

Balance at 31 October 2010	7,453,824	7,454	7,918,772	1,373,270	-	230,326	(7,734,481)	1,795,341

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 – Interim Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	1,263,353	66,303	48,776	134,908	89,502
Depreciation (Note 5)	16,527	4,056	121	8,047	750
Foreign exchange loss	1,545	-	-	-	-
Interest	47,681	-	800	4,334	867
Investor relations (Notes 10 and 13)	290,284	406	-	406	-
Listing, filing and transfer agent fees	58,364	2,700	3,740	2,870	3,821
Management fees (Notes 9 and 13)	300,000	-	25,000	-	50,000
Office and sundry	71,168	1,212	1,133	2,328	4,932
Professional fees	504,798	10,488	21,189	18,648	32,196
Public relations and shareholder information	290,846	-	8,006	100,000	8,927
Rent	79,205	-	-	-	-
Research and development	387,173	-	-	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	661,975	56,717	133,973	87,968	133,973
Stock-based compensation (Notes 9, 10 and 13)	3,157,726	-	405,000	-	408,728
Travel and entertainment	359,701	53,795	36,510	86,171	38,188

	7,490,346	195,677	684,248	445,680	771,884

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

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

The Company’s interim consolidated financial statements as at 31 October 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of  $410,242 for the six month period ended 31 October 2010 (31 October 2009 – $770,500) and has a working capital of $444,011 at 31 October 2010 (30 April 2010 – working capital deficiency of $1,157,134).

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
31 October 2010

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

At 31 October 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 October 2010

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
31 October 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 October 2010, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive income (loss) in the interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Property, equipment and depreciation

Property and equipment have been recorded at cost, net of accumulated depreciation (Note 5).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a declining-balance basis over its estimated useful life of:

Equipment                      5 years at 20%
Vehicles                        12 years at  8%

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
31 October 2010

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
31 October 2010

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

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission ("SEC") filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 October 2010, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

4.	Available-for-Sale Investment

		Unrealized gain/loss	Fair value
	Adjusted cost		31 October 2010	30 April 2010 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	234,565	1,234,565	1,231,929

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

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14).  As of 31 October 2010, the shares of Samyang were measured at a fair value of $1,234,565 (30 April 2010 - $1,231,929) and resulted in an unrealized gain of $2,636 during the six month period ended 31 October 2010 (31 October 2009 - $Nil).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

5.	Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 October 2010	30 April 2010 (Audited)
	$	$	$	$

Equipment	52,940	8,150	44,790	49,812
Vehicles	75,000	3,025	71,975	75,000

	127,940	11,175	116,765	124,812

During the six month period ended 31 October 2010, total additions to property and equipment were $Nil (31 October 2009 – $Nil).  During the six month period ended 31 October 2010, total dispositions of property and equipment were $Nil (31 October 2009 - $248,616).

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

Included in accounts payable and accrued liabilities as at 31 October 2010 is accrued salaries in the amount of $202,385 (30 April 2010 - $179,503) payable to the corporate secretary and chief executive officer of the Company (Note 12).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

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

On 13 May 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of the Company valued at $1.10 per common share for $2,000,000. Accrued interest in the amount of $29,918 was forgiven during the six month period ended 31 October 2010 (Notes 4, 10 and 13).

8.	Due to Related Party

As at 31 October 2010, the amount due to a related party is $655 (30 April 2010 - $663), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the six month period ended 31 October 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (31 October 2009 - $50,000, cumulative - $300,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the six month period ended 31 October 2010, the Company issued Nil (31 October 2009 - 75,000) shares with a fair value of $Nil (31 October 2009 - $11,250) to related parties for consulting services.  Of this, $Nil (31 October 2009 - $3,443) was expensed during the six month period ended 31 October 2010 and the remaining $Nil (31 October 2009 - $7,807) was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

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
31 October 2010

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

ii.
During the year ended 30 April 2009, the Company issued 6,400 common shares valued at $15.00 per common share for $96,000 in investor relations (Note 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 October 2010, 16,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 9 and 13).

iv.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services (Note 13).

v.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share for $7,500 in public relations (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

vi.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share for $24,000 in consulting expense to a related party (Notes 9 and 13).

vii.	During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party (Notes 9 and 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

viii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 October 2010, 3,333 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ix.	During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per common share for $10,000 in repayment for a convertible promissory note (Note 13).

x.
During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $3.00 per common share for $6,000 in consulting expense (Note 13).  Of this amount, $2,729 was expensed during the year ended 30 April 2010 (30 April 2009 - $3,271, cumulative - $6,000).

xi.
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

xiii.
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

xv.
  During the year ended 30 April 2010, the Company issued 6,552 common shares valued at $0.61 per common share for cash of $4,000. These shares were restricted from trading for a period of one year as defined by Rule
  144 of the United States Securities Act of 1933.

xvi.
  During the year ended 30 April 2010, the Company issued 13,333 common shares valued at $0.75 per common share for cash of $10,000. These shares were restricted from trading for a period of one year as defined by Rule
  144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

xvii.
During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $104,908 was expensed during the six month period ended 31 October 2010 (year ended 30 April 2010 - $517,677, cumulative - $622,585) and the remaining $54,090 (30 April 2010 - $158,998) was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 13).

xviii.
During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering.  As at 31 October 2010, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xix.
During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering.  As at 31 October 2010, 8,585,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xx.
During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  As at 31 October 2010, 57,144 warrants in this series remain outstanding.

xxi.
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

xxiii.
During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 13).

xxiv.	During the six month period ended 31 October 2010, the Company issued 13,336 common shares valued at $0.25 per common share for cash of $3,334 upon exercise of warrants.

xxv.
During the six month period ended 31 October 2010, the Company issued 1,818,181 common shares valued at $1.10 per common share upon conversion of a Convertible Promissory Note by Samyang.  The value of the shares issued was $2,000,000 (Notes 4, 7 and 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

xxvi.
During the six month period ended 31 October 2010, the Company issued 1,000,000 common shares valued at $0.25 per common share related to share subscriptions received in advance in the amount of $250,000.

    Share Subscriptions Received in Advance

    During the year ended 30 April 2010, the Company received $250,000 from a non-related company for the purchase of 1,000,000 common shares in the Company. These shares were issued on 18 October 2010.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 October 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.20
Warrants	7.50	50,000	1.11
Warrants	12.50	7,600	1.86
Warrants	7.50	20,000	2.42
Warrants	7.50	16,000	2.53
Warrants	12.50	3,333	2.68
Warrants	0.25	25,000	3.71
Warrants	0.25	25,000	3.73
Warrants	0.50	200,000	3.73
Warrants	2.50	57,144	3.73
Warrants	0.25	2,201,750	4.29
Warrants	1.00	50,000	4.29
Warrants	0.25	333,333	4.33
Warrants	1.00	300,000	4.38
Warrants	0.25	6,000,000	9.39

		9,348,360

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

The following is a summary of warrant activities during the six month period ended 31 October 2010 and during the year ended 30 April 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	-	-
Exercised	(13,334)	0.25
Expired	-	-

Outstanding and exercisable 31 October 2010	9,348,360	0.46

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the six month period ended 31 October 2010 amounted to $Nil per warrant (30 April 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 October 2010	As at 30 April 2010 (Audited)

Risk free interest rate	-	1.49% - 2.36%
Expected life	-	5.0 - 10.0 years
Annualized volatility	-	580% - 596%
Expected dividends	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Restricted Common Shares

During the six month period ended 31 October 2010, the Company issued 2,831,517 common shares and cancelled Nil common shares (30 April 2010 – issued 3,702,112 common shares and cancelled 200,000 common shares).  Of the issued shares, 2,831,517 common shares (30 April 2010 - 3,237,112 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 October 2010, a total of 7,453,824 common shares are outstanding.  Of these, 6,175,835 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2010.  There are no current or deferred tax expenses for the six month period ended 31 October 2010 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$
Deferred tax asset attributable to:
Current operations	143,585	261,970
Permanent differences	-	(162,460)
Change in valuation allowance	(142,593)	(99,510)
Foreign exchange	(992)	-

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

The composition of the Company’s deferred tax asset as at 31 October 2010 and 30 April 2010 is as follows:

	As at 31 October 2010	As at 30 April 2010 (Audited)
	$	$

Net operating loss carry forward	3,910,098	3,503,823

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,312,910	1,170,317
Less: Valuation allowance	(1,312,910)	(1,170,317)
Other
	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2010, the Company has unused non-capital losses for Canadian tax purposes of approximately $556,245 that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2031.

As at 31 October 2010, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $3,362,234 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2031.

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

iii.
The Company entered into an agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009.  As of 31 October 2010, $13,000 in salaries has been paid and $54,109 has been recorded in accrued liabilities (Note 6).

iv.
The Company entered into an employment agreement with the chief executive officer for a salary of $125,000 per annum and one time signing bonus of $75,000 beginning 1 July 2009. As of 31 October 2010, $93,336 in salaries has been paid and $148,276 has been recorded in accrued liabilities (Note 6).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

13.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Cash paid during the period for interest	11,362	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

    During the six month period ended 31 October 2010, officers and directors of the Company made contributions to capital for management fees of $Nil (31 October 2009 - $50,000; cumulative - $300,000) (Note 9).

During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $104,908 was expensed during the six month period ended 31 October 2010 and the remaining $54,090 was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 10).

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
31 October 2010

During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000.  The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 10).

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash. The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.  During the year ended 30 April 2010, $25,644 in interest was accrued and is payable to Samyang.  A further $4,274 was accrued and was payable up to 13 May 2010.  On 13 May 2010, Samyang exercised its option to convert the Promissory Note into 1,818,181 shares of the Company valued at $2,000,000.  Accrued interest in the amount of $29,918 was forgiven during the six month period ended 31 October 2010 (Notes 4, 7 and 10).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

     Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	Balance at 31 October 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investment (Note 4)	1,234,565	1,234,565	-	-

		Fair value measurement at reporting date using
	Balance at 30 April 2010 (Audited)	Quoted prices in active markets for identical assets (Level 1) (Audited)	Significant other observable inputs (Level 2) (Audited)	Significant unobservable inputs (Level 3) (Audited)
	$	$	$	$

Available-for-sale investment (Note 4)	1,231,929	1,231,929	-	-

15.	Subsequent Events

There are no subsequent events for the period from the date of the six month period ended 31 October 2010 to the date the interim consolidated financial statements were available to be issued on 9 December 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total net losses since inception are $7,734,481. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the calendar year 2011.

Six month period ended October 31, 2010 as compared to the six month period ended October 31, 2009

For the six month period ended October 31, 2010, we incurred net operating losses of $410,242, or $0.06 per share, as compared to net operating losses of $770,500, or $0.71 per share, for the six month period ended October 31, 2009.

We incurred total operating expenses of $445,680 for the six month period ended October 31, 2010, as compared to total operating expenses of $771,884 for the six month period ended October 31, 2009.

Total operating expenses for the six month period ended October 31, 2010 consisted of $87,968 in salaries and wages (2009 - $133,973, cumulative - $661,975); $18,648 in professional fees (2009 - $32,196, cumulative - $504,798), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC; $134,908 in consulting fees (2009 - $89,502, cumulative - $1,263,353); $100,000 in public relations and shareholder information expense (2009 - $8,927, cumulative - $290,846); $86,171 in travel and entertainment expense (2009 - $38,188, cumulative - $359,701); and interest expense in the amount of $4,334 (2009 - $867, cumulative - $47,681. The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased significantly during the six month period ended October 31, 2010, as compared to the six month period ended October 31, 2009, primarily due to decreases in stock-based compensation (2010 - $Nil, 2009 - $408,728), management fees (2010 - $Nil, 2009 - $50,000), professional fees (2010 - $18,648, 2009 - $32,196) and salaries and wages (2010 - $87,968, 2009 - $133,973).

Liquidity and Capital Resources and Cash Flows

We currently have $612,448 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing activities for the three or six month periods ended October 31, 2010.

Cash provided by financing activities for the six months ended October 31, 2010 was $3,334, resulting from warrants exercised during the period.

At October 31, 2010, the amount due to a related party was $655, payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Commitments/Contingencies

On November 15, 2007, we registered 100,000 shares of our common stock by filing a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $4.50 per share.

We entered into an employment agreement with our Corporate Secretary for a salary of $50,000 per year, beginning July 1, 2009. As of October 31, 2010, $13,000 in salaries has been paid and $54,109 has been recorded in the accrued liabilities section of our balance sheets.

We entered into an employment agreement with our Chief Executive Officer for a salary of $125,000 per year, beginning July 1, 2009, and a signing bonus of $75,000. As of October 31, 2010, $93,336  in salaries has been paid and $148,276 has been recorded in the accrued liabilities section of our balance sheets.

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

Shares Available for Sale Investment

On February 11, 2010, we entered into an Investment Agreement with Samyang Optics Co., Ltd., (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned us $2,000,000 in the form of a Convertible Promissory Note. In turn, we acquired 977,966 shares of Samyang for the amount of $1,000,000.  On May 13, 2010, Samyang exercised its option to convert the Promissory Note into 1,818,181 shares of our common stock.

Plan of Operations

On September 15, 2003, we entered into an option agreement (the "Option") to purchase certain patents related to the Oscillating Piston Engine (the "OPE Patents").  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745) and $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines ("OPE"), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of October 31, 2010, no engines have yet been sold.

During the fiscal year ended April 30, 2010, we recorded a provision for a write-down in the amount of $108,745 related to the OPE patents.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company", as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2010. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended October 31, 2010, we issued 13,336 shares of common stock, valued at $0.25 per share for cash of $3,334 upon the exercise of outstanding warrants. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six month period ended October 31, 2010, we issued 1,818,181 shares of common stock, valued at $1.10 per share, to Samyang Optics Co., Ltd. upon their election to convert the Promissory Note. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six month period ended October 31, 2010, we issued 1,000,000 shares of common stock, valued at $0.25 per share related to share subscriptions received in advance in the amount of $250,000 from an unrelated third party. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

At October 31, 2010, a total of 7,453,824 shares of common stock are issued and outstanding.  Of these shares, 6,175,835 are considered "restricted securities" under the Securities Act of 1933, as amended.

Following are details of the common stock purchase warrants outstanding at October 31, 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	12.50	59,200	0.20
Warrants	7.50	50,000	1.11
Warrants	12.50	7,600	1.86
Warrants	7.50	20,000	2.42
Warrants	7.50	16,000	2.53
Warrants	12.50	3,333	2.68
Warrants	0.25	25,000	3.71
Warrants	0.25	25,000	3.73
Warrants	0.50	200,000	3.73
Warrants	2.50	57,144	3.73
Warrants	0.25	2,201,750	4.29
Warrants	1.00	50,000	4.29
Warrants	0.25	333,333	4.33
Warrants	1.00	300,000	4.38
Warrants	0.25	6,000,000	9.39

		9,348,360

Following is a summary of warrant activities during the six month period ended October 31, 2010 and the fiscal year ended April 30, 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at May 1, 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at April 30, 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable May 1, 2010	9,361,694	0.58
Granted	-	-
Exercised	(13,334)	0.25
Expired	-	-

Outstanding and exercisable October 31, 2010	9,348,360	0.46

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the six month period ended October 31, 2010 amounted to $Nil per warrant (April 30, 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 October 2010	As at 30 April 2010

Risk free interest rate	-	1.49% - 2.36%
Expected life	-	5.0 - 10.0 years
Annualized volatility	-	580% - 596%
Expected dividends	-	-

There were no stock options issued or outstanding at October 31, 2010; however, on October 13, 2009, we entered into an employment agreement with an executive and committed to issue 1,000,000 employee stock options pursuant to the agreement. No exercise price or terms of the options or date of issuance were set forth in the agreement and will be determined by the Board of Directors prior to issuance and fulfillment of our commitment.

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

Dated: December 9, 2010

/s/  Richard Di Stefano
By: Richard Di Stefano, Principal Accounting Officer

Dated: December 9, 2010