Form 10-Q
period 2011-01-31
Rotoblock CORP
filed 2011-03-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2011

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

At January 31, 2011, there were a total of 7,505,158 shares of our common stock issued and outstanding.  Of these shares, a total of 6,227,169 are restricted from trading, as defined under Rule 144 of the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended April 30, 2010, filed with the U.S. Securities and Exchange Commission on July 29, 2010, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

Rotoblock Corporation
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2011	As at 30 April 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	496,388	925,070
Accounts receivable	221	220
Prepaid expenses (Note 10)	10,303	158,998

	506,912	1,084,288

Available-for-sale investment (Note 4)	983,270	1,231,929

Property and equipment (Note 5)	112,742	124,812

	1,602,924	2,441,029
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	243,340	215,115
Due to related party (Note 8)	667	663
Convertible promissory note (Notes 4 and 7)	-	2,025,644

	244,007	2,241,422

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 January 2011 - 7,505,158 common shares, par value $0.001
30 April 2010 - 4,622,307 common shares, par value $0.001	7,502	4,622
Additional paid-in capital	8,136,965	5,620,014
Warrants (Note 10)	1,386,470	1,421,526
Share subscriptions receivable (Note 10)	(163,341)	-
Share subscriptions received in advance (Note 10)	-	250,000
Accumulated other comprehensive income (loss)	(20,978)	227,684
Deficit, accumulated during the development stage	(7,987,701)	(7,324,239)

	1,358,917	199,607

	1,602,924	2,441,029

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board:  /s/ Chien Chih Liu, Director       /s/ Richard Di Stefano, Chief Financial Officer

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	7,743,566	253,220	92,134	698,900	864,018

Net loss before other items	(7,743,566)	(253,220)	(92,134)	(698,900)	(864,018)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Other income	5,520	-	-	5,520	-
Forgiveness of debt (Notes 7 and 13)	29,918	-	-	29,918	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	-	-	1,384
Provision for legal dispute	-	-	72,000	-	72,000
Write-off of patents (Note 3)	(108,745)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Net loss for the period	(7,987,701)	(253,220)	(20,134)	(663,462)	(790,634)

Basic and diluted loss per common share		(0.03)	(0.02)	(0.10)	(0.69)

Weighted average number of common shares used in per share calculations		7,467,585	1,237,224	6,746,974	1,137,993

Comprehensive loss
Net loss for the period	(7,987,701)	(253,220)	(20,134)	(663,462)	(790,634)
Foreign currency translation adjustment	(4,248)	(9)	-	(3)	(47)
Unrealized loss on available-for-sale investment (Notes 4 and 14)	(16,730)	(251,295)	-	(248,659)	-

Comprehensive loss for the period	(8,008,679)	(504,524)	(20,134)	(912,124)	(790,681)

Comprehensive loss per common share		(0.07)	(0.02)	(0.14)	(0.69)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$
Cash used in operating activities
Net loss for the period	(7,987,701)	(253,220)	(20,134)	(663,462)	(790,634)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party - expenses (Notes 9 and 13)	300,000	-	25,000	-	75,000
Depreciation (Note 5)	20,550	4,023	121	12,070	871
Forgiveness of debt (Note 7)	(29,918)	-	-	(29,918)	-
Gain on disposal of property (Notes 5, 9 and 10)	(1,384)	-	-	-	(1,384)
Non-cash interest (Note 7)	41,623	-	-	4,274	-
Shares issued for services (Notes 9 and 10)	2,197,653	30,600	9,343	30,600	98,845
Stock-based compensation (Notes 9 and 10)	3,190,726	33,000	-	33,000	408,728
Write-off of patents (Note 3)	108,745	-	-	-	-
Write-off of property and equipment	9,870	-	-	-	-
Write-off of related party receivable	177,204	-	-	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(221)	(3)	-	(1)	(24)
Decrease in prepaid expenses (Note 10)	15,769	43,787	-	148,695	-
Increase in accounts payable and accrued liabilities (Notes 6 and 10)	231,637	21,250	42,585	28,225	167,017
Decrease in provision for legal dispute	-	-	(72,000)	-	(72,000)
Increase in due to related party (Note 8)	667	12	-	4	-
	(1,724,780)	(120,551)	(15,085)	(436,513)	(113,581)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-	-	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	-	-	-
Purchase of patents (Note 3)	(108,745)	-	-	-	-
	(1,125,523)	-	-	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	-	-	114,000
Common shares to be cancelled (Note 10)	(833)	(833)	-	(833)
Warrants granted for cash (Note 10)	72,164	-	-	-	-
Warrants exercised (Note 10)	182,008	168,674	-	172,008	-
Convertible promissory note payable (Note 7)	2,010,000	-	-	-	-
Advances payable	-	-	-	-	71
Shares subscriptions receivable (Note 10)	(163,341)	(163,341)	-	(163,341)
Share subscriptions received in advance (Note 10)	250,000	-	-	-	-
	3,350,939	4,500	-	7,834	114,071

Foreign exchange effect on cash	(4,248)	(9)	-	(3)	(47)

Increase (decrease) in cash and cash equivalents	496,388	(116,060)	(15,085)	(428,682)	443

Cash and cash equivalents, beginning of period	-	612,448	20,314	925,070	4,786

Cash and cash equivalents, end of period	496,338	496,388	5,229	496,388	5,229

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003 (inception)	-	-	-	-	-	-
Shares issued for cash	140,000	-	534	-	-	534
Shares issued for cash	4,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(144,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	300,000	300	(300)	-	-	-
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	300,000	300	38,364	(1,918)	(108,581)	(71,835)
Shares issued for cash ($2.50 per share)	200,000	200	499,800	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	500,000	500	538,164	(3,303)	(414,774)	120,587
Shares issued for cash ($13.08 per share)	10,963	11	143,430	-	-	143,441
Shares issued for services rendered ($15.59 per share)	48,363	48	753,829	-	-	753,877
Shares issued for inventory ($14.50 per share)	12,221	12	177,192	-	-	177,204
Warrants exercised ($12.50 per share)	800	1	9,999	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	572,347	572	3,523,791	(4,253)	(3,182,033)	338,077
Shares issued for cash ($10.50 per share)	2,286	2	23,998	-	-	24,000
Shares issued for services rendered ($5.62 per share)	34,185	34	192,031	-	-	192,065
Contribution to capital by related parties - services	-	-	100,000	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	608,818	608	4,254,531	(4,258)	(4,045,615)	205,266

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share	51,600	52	174,309	-	-	-	-	174,361
Warrants granted	-	-	-	53,639	-	-	-	53,639
Shares issued for services rendered ($2.78 per share)	63,511	64	176,446	-	-	-	-	176,510
Contribution to capital by related parties - services	-	-	100,000	-	-	-	-	100,000
Stock-based compensation	-	-	-	60,664	-	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	-	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525	-	-	-	18,525
Shares issued for services rendered ($1.87 per share) (Notes 10 and 13)	190,933	191	393,809	-	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 5, 9, 10, and 13)	200,000	200	249,800	-	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 10 and 13)	2,000	2	9,998	-	-	-	-	10,000
Contribution to capital by related parties - services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	147,446	-	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	-	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 5, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	-	(250,000)
Shares issued for cash ($0.61 per share) (Note 10)	6,552	6	3,994	-	-	-	-	4,000
Shares issued for cash ($0.75 per share) (Note 10)	13,333	13	9,987	-	-	-	-	10,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for services rendered (Notes 10 and 13)	3,500,083	3,500	673,175	-	-	-	-	676,675
Shares issued for property and equipment (Notes 5, 10 and 13)	125,000	125	124,875	-	-	-	-	125,000
Fair value of warrants issued	-	-	(507,524)	507,524	-	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	-	633,728	-	-	-	633,728
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	231,929	-	231,929
Share subscriptions received in advance (Note 10)	-	-	-	-	250,000	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Net loss for the year	-	-	-	-	-	-	(1,911,942)	(1,911,942)

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity - Cont’d
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance / Share subscriptions receivable	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$	$	$

Balance at 30 April 2010	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,324,239)	199,607
Warrants exercised ($12.50 per share) (Note 10)	13,336	13	3,320	-	-	-	-	3,333
Warrants exercised in error ($0.25 per share) (Note 10	3,334	3	831	-	-	-	-	834
Warrants exercised ($0.25 per share) (Note 10)	18,000	18	4,482					4,500
Shares issued for conversion of promissory note (Notes 4, 7 and 10)	1,818,181	1,819	1,998,181	-	-	-	-	2,000,000
Shares issued for cash ($0.25 per share) (Note 10)	1,000,000	1,000	249,000	-	(250,000)	-	-	-
Shares issued for services rendered (Notes 10 and 13)	30,000	30	30,570	-	-	-	-	30,600
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	(248,659)	-	(248,659)
Fair value of warrants issued ($0.25 per share) (Note 10)	-	-	(33,000)	33,000	-	-	-	-
Fair value of warrants exercised	-	-	68,056	(68,056)	-	-	-	-
Share subscriptions receivable (Note 10)	-	-	163,341	-	(163,341)	-	-	-
Stock-based compensation (Notes 9, 10 and 13)	-	-	33,000	-	-	-	-	33,000
Foreign currency translation adjustment	-	-	-	-	-	(3)	-	(3)
Common shares to be acquired for cancellation (Note 10)	-	(3)	(830)	-	-	-	-	(833)
Net loss for the period	-	-	-	-	-	-	(663,462)	(663,462)

Balance at 31 January 2011	7,505,158	7,502	8,136,965	1,386,470	(163,341)	(20,978)	(7,987,701)	1,358,917

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Schedule 1 - Interim Consolidated General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	1,392,741	129,388	9,343	264,296	98,845
Depreciation (Note 5)	20,550	4,023	121	12,070	871
Foreign exchange loss	1,545	-	-	-	-
Interest (Notes 7 and 13)	47,706	25	45	4,359	912
Investor relations (Notes 10 and 13)	290,691	407	-	813	-
Listing, filing and transfer agent fees	59,153	789	1,025	3,659	4,846
Management fees (Notes 9 and 13)	300,000	-	25,000	-	75,000
Office and sundry	72,921	1,753	1,116	4,081	6,048
Professional fees	520,132	15,334	10,893	33,982	43,089
Public relations and shareholder information	290,846	-	482	100,000	9,409
Rent	79,205	-	-	-	-
Research and development	387,173	-	-	-	-
Salaries and wages (Notes 10, 12 and 13)	706,226	44,251	44,109	132,219	178,082
Stock-based compensation (Notes 9, 10 and 13)	3,190,726	33,000	-	33,000	408,728
Travel and entertainment	383,951	24,250	-	110,421	38,188

	7,743,566	253,220	92,134	698,900	864,018

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

1.	Nature and Continuance of Operations

Rotoblock Corporation (the "Company") was incorporated under the laws of the State of Nevada on 22 March 2004.

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

The Company’s interim consolidated financial statements as at 31 January 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of  $663,462 for the nine month period ended 31 January 2011 (31 January 2010 - $790,634) and has a working capital of $262,905 at 31 January 2011 (30 April 2010 – working capital deficiency of $1,157,134).

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
31 January 2011

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

At 31 January 2011, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

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
31 January 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 January 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive income (loss) in the interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

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
31 January 2011

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.   The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Changes in accounting policies

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As at 31 January 2011, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

4.	Available-for-Sale Investment

		Unrealized gain (loss)	Fair value
	Adjusted cost		31 January 2011	30 April 2010 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(16,730)	983,270	1,231,929

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

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14).  As of 31 January 2011, the shares of Samyang were measured at a fair value of $983,270 (30 April 2010 - $1,231,929) and resulted in an unrealized loss of $248,659 during the nine month period ended 31 January 2011 (31 January 2010 - $Nil).

5.	Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 January 2011	30 April 2010 (Audited)
	$	$	$	$

Equipment	52,940	10,661	42,279	49,812
Vehicles	75,000	4,537	70,463	75,000

	127,940	15,198	112,742	124,812

During the nine month period ended 31 January 2011, total additions to property and equipment were $Nil (31 January 2010 - $Nil).  During the nine month period ended 31 January 2011, total dispositions of property and   equipment were $Nil (31 January 2010 - $248,618).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

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

Included in accounts payable and accrued liabilities as at 31 January 31, 2011 is accrued salaries in the amount of $215,385 (30 April 2010 - $179,503) payable to the corporate secretary and chief executive officer of the Company (Note 12).

Included in accounts payable and accrued liabilities as at 31 January 2011 is $833 (30 April 2010 - $Nil) related to 3,334 common shares issued in error (Notes 10 and 12).

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

On 13 May 2010, Samyang exercised its option to convert the debt into 1,818,181 shares of the Company valued at $1.10 per common share for $2,000,000. Accrued interest in the amount of $29,918 was forgiven during the nine month period ended 31 January 2011 (Notes 4, 10 and 13).

8.	Due to Related Party

As at 31 January 2011, the amount due to a related party is $667 (30 April 2010 - $663), which is payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

9.	Related Party Transactions

During the nine month period ended 31 January 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (31 January 2010 - $75,000, cumulative - $300,000).  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the nine month period ended 31 January 2011, the Company issued Nil (31 January 2010 - 75,000) shares with a fair value of $Nil (31 January 2010 - $11,250) to related parties for consulting services.  Of this, $Nil (31 January 2010 - $6,257) was expensed during the nine month period ended 31 January 2011 and the remaining $Nil (31 January 2010 - $4,993) was classified as prepaid expense which will be expensed as consulting services in subsequent periods (Notes 10 and 13).

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

iii.
During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company.  Each unit consists of one restricted common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446.  As at 31 January 2011, 16,000 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 13).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

iv.	During the year ended 30 April 2009, the Company issued 1,333 common shares valued at $7.50 per common share each for $10,000 for legal services (Note 13).

v.	During the year ended 30 April 2009, the Company issued 1,000 common shares valued at $7.50 per common share for $7,500 in public relations (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

vi.	During the year ended 30 April 2009, the Company issued 3,200 common shares valued at $7.50 per common share for $24,000 in consulting expense to a related party (Note 13).

vii.
During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party (Notes 9 and 13).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.
During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000.  Each unit consists of one restricted common share and one common share purchase warrant.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525.  As at 31 January 2011, 3,333 of the share purchase warrants in this series remain outstanding.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xiii.
During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties (Note 13).  Of this amount, $75,616 was expensed during the year ended 30 April 2010 (30 April 2009 - $74,384, cumulative - $150,000).  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

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

xvii.
During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount,
$153,695 was expensed during the nine month period ended 31 January 2011 (year ended 30 April 2010 - $517,677, cumulative - $671,372) and the remaining $5,303 (30 April 2010 - $158,998) was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 13).

xviii.
During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering.  As at 31 January 2011, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xix.
During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering.  As at 31 January 2011, 8,585,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xx.
During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000.  Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014.  These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.  As at 31 January 2011, 57,144 warrants in this series remain outstanding.

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
31 January 2011

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

xxiv.
During the nine month period ended 31 January 2011, the Company issued 30,000 warrants valued at $33,000 for services rendered.  Each whole common share purchase warrant entitles the holder to purchase a common share at a price of $0.25 per share.  During the nine month period ended 31 January 2011, the Company issued 18,000 common shares valued at $0.25 per common share for cash of $4,500 upon exercise of the purchase warrants. As at 31 January 2011, 12,000 warrants in this series remain outstanding.

xxv.
During the nine month period ended 31 January 2011, the Company issued 13,334 common shares valued at $12.50 per common share for proceeds of $166,675 upon exercise of warrants, of which $163,341 is included in share subscriptions receivable.

xxvi.
During the nine month period ended 31 January 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share upon conversion of a Convertible Promissory Note by Samyang.  The value of the shares issued was $2,000,000 (Notes 4, 7 and 13).

xxvii.
During the nine month period ended 31 January 2011, the Company issued 1,000,000 common shares valued at $0.25 per common share related to share subscriptions received in advance in the amount of $250,000 (Note 13).

xxviii.	During the nine month period ended 31 January 2011, the Company issued 30,000 common shares valued at $1.02 per common share for $30,600 in consulting fees (Note 13).

xxix.	During the nine month period ended 31 January 2011, a total of 59,200 previously outstanding share purchase warrants expired.

xxx.
During the nine month period ended 31 January 2011, the Company issued 3,334 common shares valued at $0.25 per common share in error. As at 31 January 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation. This transaction has been recorded as a reduction in share capital of $3, a decrease in contributed surplus of $830 and an increase in accrued liabilities of $833 and will be recorded as a reduction in the number of common shares outstanding of the Company upon the cancellation of the common shares (Notes 6 and 12).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

    Share Subscriptions Received in Advance

During the year ended 30 April 2010, the Company received $250,000 from a non-related company for the purchase of 1,000,000 common shares in the Company. These shares were issued on 18 October 2010.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 January 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.86
Warrants	12.50	7,600	1.61
Warrants	7.50	20,000	2.17
Warrants	7.50	16,000	2.28
Warrants	12.50	3,333	2.43
Warrants	0.25	25,000	3.46
Warrants	0.25	25,000	3.48
Warrants	0.50	200,000	3.48
Warrants	2.50	57,144	3.48
Warrants	0.25	2,201,750	4.04
Warrants	1.00	50,000	4.04
Warrants	0.25	333,333	4.08
Warrants	1.00	300,000	4.13
Warrants	0.25	12,000	4.20
Warrants	0.25	6,000,000	9.14

		9,301,160

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

The following is a summary of warrant activities during the nine month period ended 31 January 2011 and during the year ended 30 April 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(31,334)	5.46
Expired	(59,200)	12.50

Outstanding and exercisable 31 January 2011	9,301,160	0.38

Weighted average fair value of warrants granted during the period		1.10

The weighted average grant date fair value of warrants issued during the nine month period ended 31 January 2011 amounted to $1.10 per warrant (30 April 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 January 2011	As at 30 April 2010 (Audited)

Risk free interest rate	2.47%	1.49% - 2.36%
Expected life	5.0 years	5.0 - 10.0 years
Annualized volatility	603%	580% - 596%
Expected dividends	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Restricted Common Shares

During the nine month period ended 31 January 2011, the Company issued 2,882,851common shares and cancelled Nil common shares (30 April 2010 – issued 3,702,112 common shares and cancelled 200,000 common shares).  Of the issued shares, 2,882,851 common shares (30 April 2010 - 3,237,112 common shares) were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

As at 31 January 2011, a total of 7,505,158common shares are outstanding.  Of these, 6,227,169 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2011.  There are no current or deferred tax expenses for the nine month period ended 31 January 2011 due to the Company’s loss position.  The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$
Deferred tax asset attributable to:
Current operations	232,212	276,722
Contributions to capital by related party – expenses	-	(26,250)
Stock-based compensation	-	(143,055)
Non-deductible meals and entertainment	-	(6,683)
Change in valuation allowance	(233,526)	(100,734)
Foreign exchange	1,314	-

Net refundable amount	-	-

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

The composition of the Company’s deferred tax asset as at 31 January 2011 and 30 April 2010 is as follows:

	As at 31 January 2011	As at 30 April 2010 (Audited)
	$	$

Net operating loss carry forward	4,172,556	3,503,823

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,403,846	1,170,317
Less: Valuation allowance	(1,403,846)	(1,170,317)
Other
	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2011, the Company has unused non-capital losses for Canadian tax purposes of approximately $565,483that are available to offset future taxable income.  This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2031.

As at 31 January 2011, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $3,607,074 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2031.

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

iii.
The Company entered into an agreement with the corporate secretary for a salary of $50,000 per annum beginning 1 July 2009.  As of 31 January 2011, $13,000 in salaries has been paid and $67,109 has been recorded in accrued liabilities (Note 6).

iv.
The Company entered into an employment agreement with the chief executive officer for a salary of $125,000 per annum and one time signing bonus of $75,000 beginning 1 July 2009. As of 31 January 2011, $124,587 in salaries has been paid and $148,276 has been recorded in accrued liabilities (Note 6).

v.	As at 31 January 2011, the Company is in the process of obtaining and cancelling the 3,334 common shares (Notes 6 and 10).

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

13.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$

Cash paid during the period for interest	11,362	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 31 January 2011, officers and directors of the Company made    contributions to capital for management fees of $Nil (31 January 2010 - $75,000; cumulative - $300,000) (Note 9).

During the nine month period ended 31 January 2011, the Company issued 30,000 common shares valued at $1.02 per common share for $30,600 in consulting fees (Note 10).

During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages.  Of this amount, $153,695 was expensed during the nine month period ended 31 January 2011 and the remaining $5,303 was classified as prepaid expense which will be expensed as consulting services and salaries and wages in subsequent periods (Notes 9 and 10).

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
31 January 2011

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

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash. The principal balance bears interest at a rate of 6% per annum.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor.  During the year ended 30 April 2010, $25,644 in interest was accrued and is payable to Samyang.  A further $4,274 was accrued and was payable up to 13 May 2010.  On 13 May 2010, Samyang exercised its option to convert the Promissory Note into 1,818,181 shares of the Company valued at $2,000,000.  Accrued interest in the amount of $29,918 was forgiven during the nine month period ended 31 January 2011 (Notes 4, 7 and 10).

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

Rotoblock Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

     Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	Balance at 31 January 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investment (Note 4)	983,270	983,270	-	-

		Fair value measurement at reporting date using
	Balance at 30 April 2010 (Audited)	Quoted prices in active markets for identical assets (Level 1) (Audited)	Significant other observable inputs (Level 2) (Audited)	Significant unobservable inputs (Level 3) (Audited)
	$	$	$	$

Available-for-sale investment (Note 4)	1,231,929	1,231,929	-	-

15.	Subsequent Events

There are no subsequent events for the period from the date of the nine month period ended 31 January 2011 to the date the interim consolidated financial statements were available to be issued on 14 March 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception. Our  total net losses since inception are $7,987,701. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating maintaining our business operations for the remainder of the calendar year 2011.

Nine month period ended January 31, 2011 as compared to the nine month period ended January 31, 2010

For the nine month period ended January 31, 2011, we incurred net operating losses of $663,462, or $0.10 per share, as compared to net operating losses of $790,634, or $0.69 per share, for the nine month period ended January 31, 2010.

We incurred total operating expenses of $698,900 for the nine month period ended January 31, 2011, as compared to total operating expenses of $864,018 for the nine month period ended January 31, 2010.

Total operating expenses for the nine month period ended January 31, 2011 consisted of $132,219 in salaries and wages (2010 - $178,082, cumulative - $706,226); $33,982 in professional fees (2010 - $43,089, cumulative - $520,132), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC; $264,296 in consulting fees (2010 - $98,845, cumulative - $1,392,741); $100,000 in public relations and shareholder information expense (2010 - $9,409, cumulative - $290,846); $110,421in travel and entertainment expense (2010 - $38,188, cumulative - $383,951); $33,000 in stock-based compensation (2010 - $408,728, cumulative - $3,190,726; and interest expense in the amount of $4,359 (2010 - $912, cumulative - $47,706. The balance of our general and administrative expenses were attributed to miscellaneous office expense, depreciation and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased by $165,118 during the nine month period ended January 31, 2011, as compared to the nine month period ended January 31, 2010, primarily due to the large decrease in stock-based compensation (2011 - $33,000 as compared to 2010 - $110,421).

Liquidity and Capital Resources and Cash Flows

We currently have $496,388 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing activities for the three or nine month periods ended January 31, 2011.

Cash provided by financing activities for the nine months ended January 31, 2011 was $7,834, resulting from warrants exercised during the period.

At January 31, 2011, the amount due to a related party was $667, payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Commitments/Contingencies

On November 15, 2007, we registered 100,000 shares of our common stock by filing a Form S-8 registration statement for future issuances to any and all consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $4.50 per share.

We entered into an employment agreement with our Corporate Secretary for a salary of $50,000 per year, beginning July 1, 2009. As of January 31, 2011, $13,000 in salaries has been paid and $67,109 has been recorded in the accrued liabilities section of our balance sheets.

We entered into an employment agreement with our Chief Executive Officer for a salary of $125,000 per year, beginning July 1, 2009, and a signing bonus of $75,000. As of January 31, 2011, $124,587  in salaries has been paid and $148,276 has been recorded in the accrued liabilities section of our balance sheets.

We are committed to issuing 25,000 shares valued at $3,750 under a one-year consulting agreement for consulting services.

During the nine month period ended January 31, 2011, we issued 3,334 shares of common stock in error. We are in the process of obtaining the 3,334 shares to be returned to treasury for cancellation. This transaction has been recorded as a reduction in share capital of $3, a decrease in contributed surplus of $830 and an increase in accrued liabilities of $833 and will be recorded as a reduction in the number of shares of common stock outstanding upon the cancellation of the shares.

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

Plan of Operations

On September 15, 2003, we entered into an option agreement (the "Option") to purchase certain patents related to the Oscillating Piston Engine (the "OPE Patents").  Under the terms of the Option, we were required to pay $100,000 in cash by May 31, 2004 (paid) plus interest at the rate of 24% per annum calculated from January 31, 2004 until the $100,000 cash was paid (total interest paid - $8,745) and $1,500,000 in cash by June 2, 2007. On October 25, 2006, we negotiated an extension to exercise the Option by thirty seven months.  Pursuant to the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines ("OPE"), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter.  As of Janaury 31, 2011, no engines have yet been sold.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2011. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended January 31, 2011, we issued 30,000 warrants valued at $33,000 for services rendered. Each whole common stock purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share.

During the nine month period ended January 31, 2011, we issued 18,000 shares of common stock valued at $0.25 per common share for cash of $4,500 upon exercise of the purchase warrants. As of January 31, 2011, 12,000 warrants in the series remain outstanding. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine month period ended January 31, 2011, we issued 13,334 shares of common stock, valued at $12.50  per share for proceeds of $166,675 upon exercise of warrants, of which $163,341 is included in share subscriptions receivable. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine month period ended January 31, 2011, we issued 1,818,181 shares of common stock, valued at $1.10 per share upon conversion of a Convertible Promissory Note by Samyang. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine month period ended January 31, 2011, we issued 1,000,000 shares of common stock, valued at $0.25 per share related to share subscriptions received in advance in the amount of $250,000 from an unrelated third party. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine month period ended January 31, 2011, we issued 30,000 shares of common stock, valued at $1.02 per share for $30,600 in consulting fees. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine month period ended January 31, 2011, a total of 59,200 previously outstanding common stock purchase warrants expired.

During the nine month period ended January 31, 2011, we issued 3,334 shares of common stock, valued at $0.25 per share in error. At January 31, 2011, we were in the process of obtaining the 3,334 shares from the party to whom they were inadvertently issued.

At January 31, 2011, a total of 7,505,158 shares of common stock were issued and outstanding.  Of these shares, 6,227,169 are considered "restricted securities" under the Securities Act of 1933, as amended.

Following are details of the common stock purchase warrants outstanding at January 31, 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.86
Warrants	12.50	7,600	1.61
Warrants	7.50	20,000	2.17
Warrants	7.50	16,000	2.28
Warrants	12.50	3,333	2.43
Warrants	0.25	25,000	3.46
Warrants	0.25	25,000	3.48
Warrants	0.50	200,000	3.48
Warrants	2.50	57,144	3.48
Warrants	0.25	2,201,750	4.04
Warrants	1.00	50,000	4.04
Warrants	0.25	333,333	4.08
Warrants	1.00	300,000	4.13
Warrants	0.25	12,000	4.20
Warrants	0.25	6,000,000	9.14

		9,301,160

Following is a summary of warrant activities during the nine month period ended January 31, 2011 and the fiscal year ended April 30, 2010:
	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(31,334)	5.46
Expired	(59,200)	12.50

Outstanding and exercisable 31 January 2011	9,301,160	0.38

Weighted average fair value of warrants granted during the period		1.10

The weighted average grant date fair value of warrants issued during the nine month period ended 31 January 2011 amounted to $1.10 per warrant (30 April 2010 - $0.12 per warrant).  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 31 January 2011	As at 30 April 2010 (Audited)

Risk free interest rate	2.47%	1.49% - 2.36%
Expected life	5.0 years	5.0 - 10.0 years
Annualized volatility	603%	580% - 596%
Expected dividends	-	-

Item 3.  Default Upon Senior Securities

None.

Item 5. Other Information

As of the date of this report, we have not adopted procedures by which our security holders may recommend nominees to our Board of Directors. We will consider the adoption of such procedures and will disclose such procedures in our next report on Form 10-Q or 10-K, as appropriate.

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

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu
By: Chien Chih Liu, Chief Executive Officer

Dated:  March 14, 2011

/s/  Richard Di Stefano
By: Richard Di Stefano, Principal Accounting Officer

Dated: March 14, 2011