Form 10-K
period 2011-04-30
Rotoblock CORP
filed 2011-08-16
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the year ended April 30, 2011

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

                 Common Stock, par value $.001

   (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES       NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES      NO  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES         NO  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer"and "smaller reporting company"in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  [  ]   No [ X ]

We had no revenues for the fiscal year ended April 30, 2011.

As of April 30, 2011, there were 5,710,311 shares of the Registrant's $0.001 par value common stock issued and outstanding. Our common stock is listed and traded on the NASD OTC Bulletin Board under the symbol RTBC. The aggregate market value of  voting common stock held by non-affiliates of the Registrant (2,555,978 shares), computed by reference to the closing price on April 30, 2011 ($2.00 per share), is approximately $5,111,956.

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

2

PART I

Item 1.  Description of Business

General

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are still in the development stage. We have not yet generated any revenues since inception and have incurred net operating losses of $8,090,959 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating maintaining our business operations for the fiscal year ending April 30, 2012. However, if we are unable to raise additional capital in the near future, due to our liquidity problems, we may have to curtail our operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

For a consideration of $100,000, plus interest at the rate of 24% per annum calculated from January 31, 2004 to the date of payment, paid on May 31, 2004, the inventor and an unrelated third party, Dr. Monti Farrell granted us, through our wholly-owned subsidiary, Rotoblock, Inc., an option to acquire the patent rights to the engine technology. The option grants us the rights to further develop, market and sell the final engine product or to license the technology to third-party manufacturers. In addition, the option grants us the right and option to purchase the patents for $1,000,000, if purchased by December 2, 2005 (not paid), or for $1,500,000, if purchased within 36 months after payment of the initial deposit (June 2, 2007). On October 25, 2006, we negotiated an extension to exercise the Option by 37 months. Pursuant to the terms of the amended option agreement, we must pay a royalty of $50 per engine on the sale of up to 10,000 engines, a  royalty of $20 per engine on the sale of up to 100,000 engines and a royalty of $2 per engine thereafter. At April 30, 2011, no engines have been sold.

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

All of our operations relating to the development and marketing of the OPE technology are conducted by Rotoblock, Inc., incorporated on September 2, 2003 under the laws of Canada.  We are currently in the process of improving on the technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine.  All parts except the crankshaft and engine block have been redesigned.

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

Government and Industry Regulation

Since it is our intention to develop the engine to a point where the technology can be sublicensed to a third party manufacturer for production, we don't anticipate being subject to any government or industry regulations in our testing and development processes. We have not yet been required to obtain any licenses and/or permits and are not aware of any health or environmental rules and/or regulations that apply to our development activities. However, new laws, rules and/or regulations may be implemented in the future that we are currently unaware of and we may be required to comply with such laws, rules and/or regulations. Difficulties in obtaining or failure to obtain required licenses and approvals could result in delays in the development of our final prototypes in each phase.

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

Significant Events Subsequent to Fiscal Year Ended April 30, 2011

On May 10, 2011, we entered into a share exchange agreement with daifuWaste Management Holding Limited (“Daifu”), a limited liability company incorporated in the Cayman Islands and headquartered in Beijing, China. Pursuant to the terms of the agreement, we issued 52,922,812 common shares of Rotoblock to the stockholders of Daifu in exchange for all of the issued and outstanding common shares of Daifu. As a result of the exchange, Daifu became our wholly-owned subsidiary.

Daifu is a leading provider of medical waste disposal management in China, supplying advanced medical waste equipment, systems, disposal and management.  Founded in 2003 by Dr. Michael Choy with offices in Beijing, Shanghai, Shenzhen and Hong Kong, daifuWaste operates through its direct Chinese subsidiaries marketing Daifu brand medical waste treatment systems, with ten systems currently in operation throughout China. Daifu’s client base consists of hospitals and non-hospital medical establishments, including Hospital No. 302 in Beijing, a major medical institution in China.  In 2008, Daifu donated a mobile medical waste treatment system to aid Sichuan province after the area suffered a massive earthquake. Daifu’s medical waste treatment non-incinerated systems offer a safer and more efficient alternative to managing medical waste. Unlike incinerators, which can release dangerous substances into the air, Daifu’s system eliminates the risk of dioxins and consumes less energy.  The equipment works under high-pressure and high-temperature and uses recycled steam to sterilize and disinfect the medical waste. After treatment, the medical waste is non-recognizable and harmless, ready for landfill.  The technology is also more efficient and environmentally-friendly with lower maintenance costs and fully compliant with international health standards.

On July 14, 2011, we cancelled a total of 3,334 shares of common stock previously issued in error and we are in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation.

On August 4, 2011, we cancelled a total of 1,818,181 common shares previously issued in error.

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

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.

The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern. During the fiscal year ended April 30, 2011, we suffered net losses of $946,223, or $0.18 per share. There is no assurance that we can successfully complete our prototype OPE engine or that we will ever generate revenues. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing our plans.

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

We do not currently own the intellectual property underlying the engine's technology, but rather, have an option agreement to use the technology. Our business plans are to develop the technology and build a prototype engine that can be sub-licensed to third party manufacturers for amounts sufficient to generate the funds to purchase the patent rights subject of the option agreement;  however, if we are unable to do so prior to the expiration date of the option, we would need to raise additional capital through loans or equity sales. We cannot guarantee that we will ever develop a successful prototype or that, if successfully developed, we will be able to sublicense the rights to any manufacturer for production and sale. As a result, we may never have the funds to purchase the patents, which would result in a total failure of our business and a complete loss of any investment you make in our securities.

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

We have reserved 9,281,160 shares of our common stock for issuance upon exercise of outstanding warrants at prices between $0.25 and $12.50 per share.  Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

We do not own any property.

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

None.

Item 4. Removed and Reserved

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASD OTC Bulletin Board under the symbol RTBC. The following table sets forth the high and low closing prices of the common stock during the periods indicated for the fiscal years ended April 30, 2011 and 2010, as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2011			Fiscal 2010
	High Sale Price	Low Sale Price	Closing Price	High Sale Price	Low Sale Price	Closing Price

Fourth Quarter	$2.00	$1.01	$2.00	$1.36	0.78	0.78
Third Quarter	$2.20	$0.55	$1.75	$1.44	$1.44	$1.44
Second Quarter	$2.50	$0.60	$0.65	$1.60	$1.60	$1.60
First Quarter	$2.99	$0.78	$2.60	$3.30	$3.00	$3.00

The closing price of our common stock as reported by the OTCBB on August 11, 2011 was $0.55 per share.

Common Stock and Preferred Stock

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001 per share.

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

The following share purchase warrants were outstanding at April 30, 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.61
Warrants	12.50	7,600	1.36
Warrants	7.50	20,000	1.92
Warrants	7.50	16,000	2.03
Warrants	12.50	3,333	2.18
Warrants	0.25	25,000	3.21
Warrants	0.25	25,000	3.23
Warrants	0.50	200,000	3.23
Warrants	2.50	57,144	3.23
Warrants	0.25	2,181,750	3.79
Warrants	1.00	50,000	3.79
Warrants	0.25	333,333	3.83
Warrants	1.00	300,000	3.88
Warrants	0.25	12,000	3.96
Warrants	0.25	6,000,000	8.89

		9,281,160

The following is a summary of warrant activities for the fiscal years ended April 30, 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at May 1, 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at April 30, 2009	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable at May 1, 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(51,334)	0.25
Expired	(59,200)	12.50

Outstanding and exercisable at April 30, 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the year		1.10

The weighted average grant date fair value of warrants issued during the year ended April 30, 2011 amounted to $1.10 per warrant (April 30, 2010 - $0.12 per warrant), The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at April 30, 2011	As at April 30, 2010

Risk free interest rate	2.47%	1.49% - 2.36%
Expected life	5.0 years	5.0 - 10.0 years
Annualized volatility	603%	580% - 596%
Expected dividends	-	-

Recent Sales of  Unregistered Securities

Following are descriptions of all unregistered equity securities canceled, issued and/or sold during the fiscal year ended April 30, 2011:

i.             During the year ended April 30, 2011, we issued 30,000 warrants valued at $33,000 for services rendered. Each whole common stock warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share for a period of five years. During the year ended April 30, 2011, we issued 18,000 shares of common stock, valued at $0.25 per share, for cash of $4,500 upon exercise of the purchase warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. At April 30, 2011, 12,000 warrants in this series remain outstanding.

ii.             During the year ended April 30, 2011, we issued 13,336 shares of common stock, valued at $0.25 per share, for proceeds of $3,333 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

iii.            During the year ended April 30, 2011, we issued 1,818,181 shares of common stock, valued at $1.10 per share, upon the conversion of a Subordinated Convertible Promissory Note, dated February 11, 2010, held by Samyang Optics Co., Ltd., a South Korean corporation (“Samyang”). As a result of a miscommunication with representatives of Samyang, it was determined that the shares should not have been issued because Samyang did not wish to exercise its conversion rights under the Note at the time the shares were issued. Consequently, with the cooperation of Samyang, we are in the process of cancelling these 1,818,181 shares issued in error.

iv.           During the year ended April 30, 2011, we issued 1,000,000 shares of common stock, valued at $0.25 per share, related to share subscriptions received in advance in the amount of $250,000. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

v.             During the year ended April 30,2011,we issued 30,000 shares of common stock, valued at $1.02 per share, for $30,600 in consulting fees. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

vi.           During the year ended April 30, 2011, a total of 59,200 previously outstanding warrants expired.

vii.           During the year ended April 30, 2011,we issued 3,334 shares of common stock, valued at $0.25 per share, in error. We are in the process of obtaining the 3,334 shares to be returned to treasury for cancellation.

viii.          During the year ended April 30, 2011, we issued 3,334 shares of common stock, at no value per share, in error. We are in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation.

vix.          During the year ended April 30, 2011, we issued 20,000 shares of common stock, valued at $0.25 per share, for proceeds of $5,000 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

These recent sales of unregistered securities are considered exempt from registration pursuant to the exemption for transactions not involving a public offering at Section 4(2) of the Securities Act of 1933, as amended.

Share Subscriptions Received in Advance

During the year ended April 30, 2010, we received $250,000 for the purchase of shares.  As of the date of the filing of this annual report, these shares were issued on October 18, 2010.

Stock Option Grants

There were no stock options granted, issued or outstanding as of April 30, 2011.

Stockholders

As of April 30, 2011, there were 135 holders of record of our issued and outstanding common stock.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND NFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

      -    WHETHER THE ALTERNATIVE ENERGY FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;

      -    OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,

      -    OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;

      -    OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;

      -    OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;

      -    OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING  MARKET;

      -    CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND

      -    OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

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

Restatement of Consolidated Financial Statements

Our consolidated financial statements for the fiscal year ended April 30, 2010 included in this annual report have been restated to reflect the correct amount of consulting fees, salaries and wages paid. The restatement resulted in a decrease to consulting fees in the amount of $41,644, a decrease in salaries and wages in the amount of $137,859 and a decrease in accounts payable and accrued liabilities in the amount of $179,503.

Results of Operations

Fiscal year ended April 30, 2011 compared to the fiscal year ended April 30, 2010

For the fiscal year ended April 30, 2011, we incurred a net operating loss of $946,223, or $0.18 per share, as compared to a net loss of $1,732,439, or $(0.94) per share, for the fiscal year ended April 30, 2010.

We incurred total expenses of $946,223 for the fiscal year ended April 30, 2011, as compared to total expenses of $1,732,439 for the fiscal year ended April 30, 2010. The majority of these expenses were attributed to $332,598 for consulting fees (2010 - $221,124, cumulative - $1,419,399); $162,049 for travel and entertainment expense (2010 - $149,253, cumulative - $435,579); $138,004 in salaries and wages (2010 - $436,148, cumulative - $574,162); $120,085 in interest expense (2010 - $26,624, cumulative - $163,342; and $100,000 in investor relations for the preparation and dissemination of shareholder information (2010 - $50,000, cumulative - $389,878). Our other expenses included $72,099 in professional fees (2010 - $78,877, cumulative - $558,249), generally consisting of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC; $15,962 in depreciation expense (2010 - $3,098, cumulative - $24,442); $5,322 for listing, filing and transfer agent fees (2010 - $7,581, cumulative $60,816);  $4,811 in miscellaneous office/sundry expenses (2010 - $8,319, cumulative - $73,651); and $813 for public relations (2010 - $9,409, cumulative - $191,659).

Our expenses increased during the fiscal year ended April 30, 2011 primarily due to payment of consulting fees, interest expense and travel and entertainment expenses in connection with our continued efforts to enter into agreements with companies to market our products.

Liquidity and Capital Resources

We currently have $340,892 in cash in the bank. It is expected we will continue to need further funding until we complete a final prototype to bring to market for sale and generate revenues or enter into an agreement with a joint venture partner to complete our plans. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Total cash from financing activities for the fiscal year ended April 30, 2011 was $12,833, resulting from the exercise of outstanding warrants.

At April 30, 2011, the amount due to a related party was $702, payable to a former director and stockholder of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of the Notes to Consolidated Financial Statements included in our audited consolidated financial statements for the year ended April 30, 2011 at the end of this Annual Report.

Commitments and Contingencies

We are committed to issuing 25,000 shares of our common stock, valued at $3,750, pursuant to a one-year consulting agreement for consulting services entered into with an unrelated third party.

During the year ended April 30, 2011, we issued 3,334 shares of common stock, valued at $0.25 per share, and 3,334 shares of common stock, valued at $Nil per share, in error. We are in the process of obtaining the 6,668 shares to be returned to treasury for cancellation.

Also during the year ended April 30, 2011, we issued 1,818,181 shares of common stock, valued at $1.10 per share, in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and we are currently in the process of cancelling these 1,818,181 shares issued in error .

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

Item 8. Financial Statements and Supplementary Data

Please see our audited consolidated financial statements immediately following the signature page of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

Our management is also responsible for establishing and maintaining a system of adequate internal controls over financial reporting. Internal controls over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We believe our internal controls over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2011 and the date of the filing of the annual report. Since our most recent evaluation, there have been no change in our internal controls of financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Chien Chih Liu, Chief Executive Officer and Director (1)	November 1, 2007 to present	39	Mr. Liu has over 15 years of experience in international trade and project management. From 2002 to 2007, he was Vice President of Tianyi Group, a company engaged in the business of international trade and project management in California. Prior to Tianyi Group, he was in the real estate investment business in both the US and China. Mr. Liu received a BS in Chemical Engineering from the University of California-Berkeley. He devotes his time as required to the business of our company

Richard Di Stefano, Chief Financial Officer and Principal Accounting Officer	June 5, 2008 to present	34	Mr. DiStefano is a business strategist with over 13 years experience managing multiple product lines in both the corporate and entrepeneurial environments. From 2004 to the present, he has been the owner/operator of Premier Wireless, a retail multi-carrier phone sales and service outlet business. He grew the company from one outlet to 12 in 36 months in premium mall locations and formed dealer relationships with Sprint, Verizon, Cingular, T-Mobile and Metro PCS. In addition, from 2004 to the present, Mr. DiStefano is a Director of Product Mobile for Match.com, where he has developed and launched SMS alerts, an integrated WAP site and Brew downloadable client applications with ATT, Sprint, Virgin, Alltel and Telefonica in Spain. He has led the global on-deck expansion of Match.com into the UK and Spain with Vodafone and Orange, and created and launched the model for Match and MSN dating and personals in the US and 14 other countries, including contract negotiations. He received a BS Degree in Rhetoric and Communications from the University of California-Davis in 1998 and a Law Degree from Lincoln Law School in Sacramento, CA. in 2004. Mr. DiStefano devotes his time as required to the business of our company.

Michael H. Choy, D.P.M., F.A.A.C.F.S., Director	March 28, 2011 to present	58	Dr. Choy has been the Chairman and Chief Executive Officer of Asia Pacific Medical Group, a privately-held health care services company, since 1993. He graduated from the University of California, Berkeley, with a Bachelor of Arts Degree in 1974 and from the California College of Podiatric Medicine with a Doctor of Podiatric Medicine (D.P.M.) degree in 1980.. He holds a Diplomat Certification from the American Board of Podiatric Surgery and a Fellow Certification from the American College of Foot Surgery. Dr. Choy devotes his time as required to the business of our company.

Chu Keung Andrew Chow	March 28, 2011 to present	45	Since 1996, Mr. Chow has been the Director and Senior Vice President of Finance for American Pacific Medical Group, a privately-held medical group owning 10 hospitals in China, started by 35 medical doctors. He is Fellow of the Chartered Association of Certified Accountants, as well as an associate of the Chartered Institute of Management Accountants in the United Kingdom and an Associate of the Hong Kong Institute of Certified Public Accountants. Mr. Chow received his Diploma in Accountancy from Morrison Hill Technical Institute in Hong Kong in 1987. He devotes his time as required to the business of our company.

During the fiscal year ended April 30, 2011, the Company accepted the resignations of Mariya Petrovska and Ching Chuen Chan and appointed Chu Keung Andrew Chow and Michael H. Choy as Directors.

The officers and directors listed above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors and control persons.

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

Nominating Committee

At the present time, we do not have a standing nominating committee or a committee performing similar functions. At the present stage of our business development, it is the view of our Board of Directors that such a committee would be of little assistance in recommending nominations for director-nominees. In addition, at the present time we do not have a defined policy or procedure for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the selection of nominees to the Board of Directors and the Board does not have any specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or shareholders and makes recommendations for election or appointment.

Item 11.  Executive Compensation

The following table sets out the compensation received for the fiscal years ended April 30, 2011 and 2010 with respect to each of the individuals who were our principal executive officers at any time during the last fiscal year and the  most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
							Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chien Chih Liu, Principal Executive Officer (1)	2011	125,000	0	0	0	0	0	0	125,000
	2010	125,000	75,000	0	0	0	0	0	200,000

Richard Di Stefano,Principal Financial Officer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We have granted no equity awards since inception.

None of our officers or directors exercised any warrants during the fiscal year ended April 30, 2011.

No pension or retirement benefit plan has been adopted and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 7,528,492 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Chien Chih Liu	Chief Executive Officer and Director	768,164	10%
300 B Street		Direct
Santa Rosa, CA. 95401

Samyang Optics (2)(3)	None	1,818,181	24%
974-6 Yangdug-dong		Direct
Heawon-gu
Mason, South Korea

Yaya Jiang (2)	None	1,000,000	13%
125 Mt. Baldy
Roseville, CA. 95747

Steven Schneider	None	996,750	13%
501 Fourth Street
Santa Rosa, CA. 95401

All Officers and Directors as a group		768,164	10%

(1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2) Samyong Optics and Yaya Jiang are both unrelated third parties and neither are related to each other or to any of the other shareholders.

(3)   As a result of a miscommunication with representatives of Samyang, it was determined that the shares were issued in error and we are in the process of cancelling them.

Changes in Control

On May 10, 2011, we entered into a share exchange agreement with daifuWaste Management Holding Limited (“Daifu”), a medical waste treatment company headquartered in Beijing, China and incorporated as a limited liability company in the Cayman Islands, whereby we issued 52,922,812 shares of our common stock to the stockholders of Daifu in exchange for all of their issued and outstanding shares. As a result of the transaction, Daifu became our wholly-owned subsidiary.

Item 13.  Certain Relationships and Related Transactions

At April 30, 2011, a total of $702 was due and payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended April 30, 2011 were $13,500. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended April 30, 2011 were $9,281.

Audit Related Fees

We incurred no fees for the fiscal year ended April 30, 2011 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

We incurred no fees for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal year ended April 30, 2011.

All Other Fees

No other fees were incurred during the fiscal year ended April 30, 2011 for products and services rendered by our principal accountants.

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

Dated:  August 15, 2011

/s/  Richard Di Stefano

By: Richard Di Stefano, Chief Financial Officer

Dated: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated: August 15, 2011

/s/   Michael H. Choy

By:  Michael H. Choy, Director

Dated: August 15, 2011

/s/   Chu Keung Andrew Chow

By:  Chu Keung Andrew Chow, Director

Rotoblock Corporation

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

JAMES STAFFORD
James Stafford, Inc.
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder’s of

Rotoblock Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Rotoblock Corporation (A Development Stage Company) (the “Company”) as at 30 April 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in stockholder’s equity for each of the years in the three-year period ended 30 April 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 April 2011 and 2010 and the results of its operations, its cash flows and its changes in stockholders’ equity for each of the years in the three-year period ended 30 April 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

10 August 2011

Rotoblock Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 April 2011	As at 30 April 2010 (Restated)
	$	$
Assets

Current
Cash and cash equivalents	340,892	925,070
Amounts receivable (Note 10)	233	220
Prepaid expenses (Note 10)	20,417	158,998

	361,542	1,084,288

Available-for-sale investments (Note 4)	887,915	1,231,929

Property and equipment (Note 5)	108,850	124,812

	1,358,307	2,441,029
Liabilities

Current
Accounts payable and accrued liabilities (Notes 6 and 16)	45,847	35,612
Due to related party (Note 8)	702	663
Convertible promissory note (Notes 4 and 7)	2,145,644	2,025,644

	2,192,193	2,061,919

Stockholders’ equity
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 April 2011 – 5,710,311 common shares, par value $0.001
30 April 2010 – 4,622,307 common shares, par value $0.001	5,706	4,622
Additional paid-in capital	5,966,209	5,620,014
Warrants (Note 10)	1,401,514	1,421,526
Share subscriptions received in advance (Note 10)	-	250,000
Accumulated other comprehensive income (loss)	(116,356)	227,684
Deficit, accumulated during the development stage	(8,090,959)	(7,144,736)

	(833,886)	379,110

	1,358,307	2,441,029

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board: /s/ Chien Chih Liu, Director /s/ Andrew Chow, Director

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2011 (Unaudited)	For the year ended 30 April 2011	For the year ended 30 April 2010 (Restated)	For the year ended 30 April 2009
	$	$	$	$

Expenses
General and administrative (Schedule 1)	7,816,906	951,743	1,697,078	718,591

Net loss before other items	(7,816,906)	(951,743)	(1,697,078)	(718,591)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-
Other income	5,520	5,520	-	-
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	1,384	-
Provision for legal dispute	-	-	72,000	(72,000)
Write-off of patents (Note 3)	(108,745)	-	(108,745)	-
Write-off of property and equipment	(9,870)	-	-	-
Write-off of related party receivable	(162,204)	-	-	-

Net loss for the period	(8,090,959)	(946,223)	(1,732,439)	(790,591)

Basic and diluted loss per common share		(0.18)	(0.94)	(0.90)

Weighted average number of common shares used in per share calculations (Note 2)		5,178,202	1,841,638	881,986

Comprehensive loss
Net loss for the period	(8,090,959)	(946,223)	(1,732,439)	(790,591)
Foreign currency translation adjustment	(4,271)	(26)	(47)	70
Unrealized gain (loss) on available-for-sale investments (Notes 4 and 14)	(112,085)	(344,014)	231,929	-

Comprehensive loss for the period	(8,207,315)	(1,290,263)	(1,500,557)	(790,521)

Basic and diluted comprehensive loss per common share		(0.25)	(0.81)	(0.90)

 The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2011 (Unaudited)	For the year ended 30 April 2011	For the year ended 30 April 2010 (Restated)	For the year ended 30 April 2009
	$	$	$	$
Cash used in operating activities
Net loss for the period	(8,090,959)	(946,223)	(1,732,439)	(790,591)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	-	-	100,000
Depreciation (Note 5)	24,442	15,962	3,098	1,414
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	-	(1,384)	-
Non-cash interest (Notes 7 and 13)	157,349	120,000	25,644	-
Shares issued for services (Notes 9 and 10)	2,197,653	30,600	676,675	394,000
Stock-based compensation (Notes 9 and 10)	3,157,726	-	633,728	147,446
Warrants issued for services (Note 10)	33,000	33,000	-	-
Write-off of patents (Note 3)	108,745	-	108,745	-
Write-off of property and equipment	9,870	-	-	-
Write-off of related party receivable	177,204	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in amounts receivable (Note 10)	(233)	(13)	(37)	36
(Increase) decrease in prepaid expenses (Note 10)	5,655	138,581	(80,653)	(52,273)
Increase (decrease) in accounts payable and accrued liabilities (Notes 6, 10 and 16)	34,978	11,069	(5,158)	18,784
Increase (decrease) in provision for legal dispute	-	-	(72,000)	72,000
Increase (decrease) in due to related party (Note 8)	702	39	112	(107)
	(1,885,252)	(596,985)	(443,669)	(109,291)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-	(2,940)
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	(1,000,000)	-
Purchase of patents (Note 3)	(108,745)	-	-	-
	(1,125,523)	-	(1,000,000)	(2,940)
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	114,000	6,475
Warrants granted for cash (Note 10)	72,164	-	-	18,525
Warrants exercised (Note 10)	22,833	12,833	-	-
Convertible promissory note payable (Note 7)	2,010,000	-	2,000,000	-
Share subscriptions received in advance (Note 10)	250,000	-	250,000	-
	3,355,938	12,833	2,364,000	25,000

Foreign exchange effect on cash	(4,271)	(26)	(47)	70

Increase (decrease) in cash and cash equivalents	340,892	(584,178)	920,284	(87,161)

Cash and cash equivalents, beginning of period	-	925,070	4,786	91,947

Cash and cash equivalents, end of period	340,892	340,892	925,070	4,786

 Supplemental Disclosures with Respect to Cash Flows (Note 13)

 The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

Number of shares issued		Capital stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 2 September 2003 (inception)	-	-	-	-	-	-
Shares issued for cash	140,000	-	534	-	-	534
Shares issued for cash	4,000	-	38,130	-	-	38,130
Adjustment to number of shares issued as a result of the acquisition of net assets of Rotoblock Inc. (Note 1)	(144,000)	-	-	-	-	-
Shares issued in connection with the acquisition of net assets of Rotoblock Inc. (Note 1)	300,000	300	(300)	-	-	-
Excess of consideration over net assets purchased over net assets purchased from Rotoblock Inc. (Note 1)	-	-	-	-	(138)	(138)
Foreign currency translation adjustment	-	-	-	(1,918)	-	(1,918)
Net loss for the period	-	-	-	-	(108,443)	(108,443)

Balance at 30 April 2004	300,000	300	38,364	(1,918)	(108,581)	(71,835)
Shares issued for cash ($2.50 per share)	200,000	200	499,800	-	-	500,000
Foreign currency translation adjustment	-	-	-	(1,385)	-	(1,385)
Net loss for the year	-	-	-	-	(306,193)	(306,193)

Balance at 30 April 2005	500,000	500	538,164	(3,303)	(414,774)	120,587
Shares issued for cash ($13.08 per share)	10,963	11	143,430	-	-	143,441
Shares issued for services rendered ($15.59 per share)	48,363	48	753,829	-	-	753,877
Shares issued for inventory ($14.50 per share)	12,221	12	177,192	-	-	177,204
Warrants exercised ($12.50 per share)	800	1	9,999	-	-	10,000
Stock-based compensation	-	-	1,901,177	-	-	1,901,177
Foreign currency translation adjustment	-	-	-	(950)	-	(950)
Net loss for the year	-	-	-	-	(2,767,259)	(2,767,259)

Balance at 30 April 2006	572,347	572	3,523,791	(4,253)	(3,182,033)	338,077
Shares issued for cash ($10.50 per share)	2,286	2	23,998	-	-	24,000
Shares issued for services rendered ($5.62 per share)	34,185	34	192,031	-	-	192,065
Contribution to capital by related parties – services	-	-	100,000	-	-	100,000
Stock-based compensation	-	-	414,711	-	-	414,711
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Net loss for the year	-	-	-	-	(863,582)	(863,582)

Balance at 30 April 2007	608,818	608	4,254,531	(4,258)	(4,045,615)	205,266

 The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity - Cont’d

(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders equity
		$	$	$	$	$	$	$

Balance at 30 April 2007	608,818	608	4,254,531	-	-	(4,258)	(4,045,615)	205,266
Shares issued for cash ($3.38 per share)	51,600	52	174,309	-	-	-	-	174,361
Warrants granted	-	-	-	53,639	-	-	-	53,639
Shares issued for services rendered ($2.78 per share)	63,511	64	176,446	-	-	-	-	176,510
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation	-	-	-	60,664	-	-	-	60,664
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	(10)
Net loss for the year	-	-	-	-	-	-	(576,091)	(576,091)

Balance at 30 April 2008	723,929	724	4,705,286	114,303	-	(4,268)	(4,621,706)	194,339
Shares issued for cash ($1.94 per share) (Note 10)	3,333	3	6,472	-	-	-	-	6,475
Warrants granted for cash (Note 10)	-	-	-	18,525	-	-	-	18,525
Shares issued for services rendered ($1.87 per share) (Notes 10 and 13)	190,933	191	393,809	-	-	-	-	394,000
Shares issued for property ($1.25 per share) (Notes 5, 9, 10, and 13)	200,000	200	249,800	-	-	-	-	250,000
Shares issued for debt ($5.00 per share) (Notes 10 and 13)	2,000	2	9,998	-	-	-	-	10,000
Contribution to capital by related parties – services (Notes 9 and 13)	-	-	100,000	-	-	-	-	100,000
Stock-based compensation (Notes 10 and 13)	-	-	-	147,446	-	-	-	147,446
Foreign currency translation adjustment	-	-	-	-	-	70	-	70
Net loss for the year	-	-	-	-	-	-	(790,591)	(790,591)

Balance at 30 April 2009	1,120,195	1,120	5,465,365	280,274	-	(4,198)	(5,412,297)	330,264
Shares issued for property rescinded ($1.25 per share) (Notes 5, 9, 10 and 13)	(200,000)	(200)	(249,800)	-	-	-	-	(250,000)
Shares issued for cash ($0.61 per share) (Note 10)	6,552	6	3,994	-	-	-	-	4,000
Shares issued for cash ($0.75 per share) (Note 10)	13,333	13	9,987	-	-	-	-	10,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for cash ($1.75 per share) (Note 10)	28,572	29	49,971	-	-	-	-	50,000
Shares issued for services rendered (Notes 9, 10 and 13)	3,500,083	3,500	673,175	-	-	-	-	676,675
Shares issued for property and equipment (Notes 5, 9, 10 and 13)	125,000	125	124,875	-	-	-	-	125,000
Fair value of warrants issued	-	-	(507,524)	507,524	-	-	-	-
Stock-based compensation (Notes 10 and 13)	-	-	-	633,728	-	-	-	633,728
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	231,929	-	231,929
Share subscriptions received in advance (Note 10)	-	-	-	-	250,000	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Net loss for the year (Note 16)	-	-	-	-	-	-	(1,732,439)	(1,732,439)

Balance at 30 April 2010 (Restated)	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,144,736)	379,110

 The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity - Cont’d

(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock	Additional paid-in capital	Warrants	Share subscriptions received in advance / Share subscriptions receivable	Accumulated other comprehensive income (loss)	Deficit, accumulated during the development stage	Stockholders equity
		$	$	$	$	$	$	$

Balance at 30 April 2010 (Restated)	4,622,307	4,622	5,620,014	1,421,526	250,000	227,684	(7,144,736)	379,110
Warrants exercised ($0.25 per share) (Note 10)	13,336	13	3,320	-	-	-	-	3,333
Warrants exercised in error ($0.25 per share) (Note 10)	6,668	3	831	-	-	-	-	834
Warrants exercised ($0.25 per share) (Note 10)	38,000	38	9,462					9,500
Shares issued for conversion of promissory note in error (Notes 4, 7, 10 and 13)	1,818,181	1,819	1,998,181	-	-	-	-	2,000,000
Shares issued for cash ($0.25 per share) (Note 10)	1,000,000	1,000	249,000	-	(250,000)	-	-	-
Shares issued for services rendered (Notes 10 and 13)	30,000	30	30,570	-	-	-	-	30,600
Unrealized gain on available-for-sale investment (Note 4)	-	-	-	-	-	(344,014)	-	(344,014)
Fair value of warrants issued ($0.25 per share) (Note 10)	-	-	-	33,000	-	-	-	33,000
Fair value of warrants exercised	-	-	53,012	(53,012)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(26)	-	(26)
Common shares to be acquired for cancellation (Notes 10 and 15)	(1,818,181)	(1,819)	(1,998,181)	-	-	-	-	(2,000,000)
Net loss for the year	-	-	-	-	-	-	(946,223)	(946,223)

Balance at 30 April 2011	5,710,311	5,706	5,966,209	1,401,514	-	(116,356)	(8,090,959)	(833,886)

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Schedule 1 - Consolidated Administrative and General Expenses

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 September 2003 to 30 April 2011 (Unaudited)	For the year ended 30 April 2011	For the year ended 30 April 2010 (Restated)	For the year ended 30 April 2009
	$	$	$	$

Consulting fees (Notes 9, 10, 13 and 16)	1,419,399	332,598	221,124	197,905
Depreciation (Note 5)	24,442	15,962	3,098	1,414
Foreign exchange loss	1,545	-	-	-
Interest (Notes 7 and 13)	163,432	120,085	26,624	265
Investor relations (Notes 10 and 13)	389,878	100,000	50,000	96,000
Listing, filing and transfer agent fees	60,816	5,322	7,581	11,465
Management fees (Notes 9 and 13)	300,000	-	-	100,000
Office and sundry	73,651	4,811	8,319	11,709
Professional fees	558,249	72,099	78,877	76,935
Public relations and shareholder information	191,659	813	9,409	37,033
Rent	79,205	-	-	-
Research and development	387,173	-	72,917	-
Salaries and wages (Notes 10, 12, 13 and 16)	574,152	138,004	436,148	-
Stock-based compensation (Notes 10 and 13)	3,157,726	-	633,728	147,446
Travel and entertainment	435,579	162,049	149,253	38,419

	7,816,906	951,743	1,697,078	718,591

The accompanying notes are an integral part of these consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

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

The Company’s consolidated financial statements as at 30 April 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $946,223 for the year ended 30 April 2011 (30 April 2010 – $1,732,439) and has a working capital deficiency of $1,827,651 at 30 April 2011 (30 April 2010 – $977,631).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

30 April 2011

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, amounts receivable, available-for-sale investments, due to related party and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

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

30 April 2011

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

Basic and diluted net income (loss) per share

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

1,824,849 of the common shares outstanding as at 30 April 2011 are contingently cancelable and have been excluded from the weighted average number of common shares outstanding (Note 10).

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 April 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

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

30 April 2011

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

Changes in accounting policies

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at 30 April 2011, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

4.            Available-for-Sale Investments

		Unrealized gain (loss)	Fair value
	Adjusted cost		30 April 2011	30 April 2010
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(112,085)	887,915	1,231,929

On 11 February 2010, the Company entered into an Investment Agreement with Samyang Optics Co. Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 7). In turn, the Company acquired 977,966 shares of Samyang for the amount of $1,000,000.

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14). As of 30 April 2011, the shares of Samyang were measured at a fair value of $887,915 (30 April 2010 - $1,231,929) and resulted in an unrealized loss of $344,014 during the year ended 30 April 2011 (30 April 2010 – gain of $231,929).

5.            Property and Equipment

		Accumulated depreciation	Net book value
	Cost		30 April 2011	30 April 2010
	$	$	$	$

Equipment	52,940	13,090	39,850	49,812
Vehicles	75,000	6,000	69,000	75,000

	127,940	19,090	108,850	124,812

During the year ended 30 April 2011, total additions to property and equipment were $Nil (30 April 2010 – $125,000).  During the year ended 30 April 2011, total dispositions of property and equipment were $Nil (30 April 2010 - $248,618).

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

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

7.            Convertible Promissory Note

On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 4). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest was due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by Samyang (the “promissory note”).

All principal, together with all accrued and unpaid interest, shall automatically convert into common shares of the Company at a price of $1.10 per share on 11 February 2012 or such other date designated by Samyang at its discretion.

On 13 May 2010, the Company issued 1,818,181 common shares valued at $1.10 per share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling the 1,818,181 common shares issued in error (Notes 10, 12, 13 and 15).

The balance of convertible promissory note as at 30 April 2011 consists of principal and accrued interest of $2,000,000 (30 April 2010 - $2,000,000) and $145,644 (30 April 2010 - $25,644), respectively.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

8.            Due to Related Party

As at 30 April 2011, the amount due to a related party is $702 (30 April 2010 - $663), which is payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.            Related Party Transactions

During the year ended 30 April 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (30 April 2010 - $Nil, 30 April 2009 - $Nil; cumulative - $300,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the year ended 30 April 2011, the Company paid/accrued $138,004 (30 April 2010 – $188,625) to related parties for salaries and wages.

During the year ended 30 April 2011, the Company issued Nil (30 April 2010 – 1,115,833) shares with a fair value of $Nil (30 April 2010 - $192,375) to related parties for consulting services. Of this, $Nil (30 April 2010 - $191,630) was expensed during the year ended 30 April 2011 and the remaining $Nil (30 April 2010 - $745) was classified as prepaid expense (Notes 10 and 13).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

iii.                 During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company. Each unit consists of one restricted common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446. As at 30 April 2011, 16,000 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 13).

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

vii.              During the year ended 30 April 2009, the Company issued 5,000 common shares valued at $5.50 per common share for $27,500 in consulting to a related party (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

viii.            During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000. Each unit consists of one restricted common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525. As at 30 April 2011, 3,333 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

ix.                During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per common share for $10,000 in repayment for a convertible promissory note (Note 13).

x.                  During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $3.00 per common share for $6,000 in consulting expense (Note 13). Of this amount, $Nil was expensed during the year ended 30 April 2011 (30 April 2010 - $2,729, 30 April 2009 - $3,271, cumulative - $6,000).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

xiii.            During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties (Note 13). Of this amount, $Nil was expensed during the year ended 30 April 2011 (30 April 2010 - $75,616, 30 April 2009 - $74,384, cumulative - $150,000). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xvii.          During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages (Notes 9 and 13).

xviii.        During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering. As at 30 April 2011, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xix.            During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering. As at 30 April 2011, 8,565,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xx.              During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 30 April 2011, 57,144 share purchase warrants in this series remain outstanding.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

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

xxiv.     During the year ended 30 April 2011, the Company issued 30,000 warrants valued at $33,000 for services rendered. Each whole common share purchase warrant entitles the holder to purchase a common share at a price of $0.25 per share for a period of five years. During the year ended 30 April 2011, the Company issued 18,000 common shares valued at $0.25 per common share for cash of $4,500 upon exercise of the share purchase warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 30 April 2011, 12,000 warrants in this series remain outstanding.

xxv.      During the year ended 30 April 2011, the Company issued 13,336 common shares valued at $0.25 per common share for proceeds of $3,333 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxvi.         During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 12, 13 and 15).

xxvii.         During the year ended 30 April 2011, the Company issued 1,000,000 common shares valued at $0.25 per common share related to share subscriptions received in advance in the amount of $250,000 (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxviii.     During the year ended 30 April 2011, the Company issued 30,000 common shares valued at $1.02 per common share for $30,600 in consulting fees (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxix.     During the year ended 30 April 2011, a total of 59,200 previously outstanding share purchase warrants expired.

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

xxx.          During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation. (Notes 12, 13 and 15).

xxxi.           During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $Nil per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Notes 12, 13 and 15).

xxxii.         During the year ended 30 April 2011, the Company issued 20,000 common shares valued at $0.25 per common share for proceeds of $5,000 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

Share Subscriptions Received in Advance

During the year ended 30 April 2010, the Company received $250,000 for the purchase of 1,000,000 common shares in the Company. These shares were issued on 18 October 2010.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 April 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.61
Warrants	12.50	7,600	1.36
Warrants	7.50	20,000	1.92
Warrants	7.50	16,000	2.03
Warrants	12.50	3,333	2.18
Warrants	0.25	25,000	3.21
Warrants	0.25	25,000	3.23
Warrants	0.50	200,000	3.23
Warrants	2.50	57,144	3.23
Warrants	0.25	2,181,750	3.79
Warrants	1.00	50,000	3.79
Warrants	0.25	333,333	3.83
Warrants	1.00	300,000	3.88
Warrants	0.25	12,000	3.96
Warrants	0.25	6,000,000	8.89

		9,281,160

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

The following is a summary of warrant activities for the fiscal years ended 30 April 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2009	169,467	15.97
Granted	9,192,227	0.30
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 April 2010	9,361,694	0.58

Weighted average fair value of warrants granted during the year		0.12

Outstanding and exercisable 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(51,334)	0.25
Expired	(59,200)	12.50

Outstanding and exercisable 30 April 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the year		1.10

The weighted average grant date fair value of warrants issued during the year ended 30 April 2011 amounted to $1.10 per warrant (30 April 2010 - $0.12 per warrant). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following assumptions:

	As at 30 April 2011	As at 30 April 2010

Risk free interest rate	2.47%	1.49% - 2.36%
Expected life	5.0 years	5.0 - 10.0 years
Annualized volatility	603%	580% - 596%
Expected dividends	-	-

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

Restricted Common Shares

As at 30 April 2011, a total of 5,710,311 common shares are outstanding. Of these, 4,219,893 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 12 and 15).

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 6,668 common shares to be returned to treasury for cancellation (Notes 6, 12 and 15).

11.        Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2011. There are no current or deferred tax expenses for the year ended 30 April 2011 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2011	For the year ended 30 April 2010 (Restated)
	$	$
Deferred tax asset attributable to:
Current operations	331,178	606,354
Permanent differences	(11,550)	(257,686)
Change in valuation allowance	(388,702)	(324,810)
Foreign exchange	69,074	(23,858)

Net refundable amount	-	-

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

The composition of the Company’s deferred tax asset as at 30 April 2011 and 2010 is as follows:

	As at 30 April 2011	As at 30 April 2010 (Restated)
	$	$

Net operating loss carry forward	4,454,281	3,333,065

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,499,254	1,110,552
Less: Valuation allowance	(1,499,254)	(1,110,552)
Other
	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2011, the Company has unused non-capital losses for Canadian tax purposes of approximately $597,447 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2031.

As at 30 April 2011, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $3,856,834 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2031.

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

                    i.      During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 6,668 common shares to be returned to treasury for cancellation (Notes 10, 13 and 15).

                  ii.      During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 10 and 15).

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

13. Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 30 April 2011 (Unaudited)	For the year ended 30 April 2011	For the year ended 30 April 2010	For the year ended 30 April 2009
	$	$	$	$

Cash paid during the period for interest	11,362	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the year ended 30 April 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (30 April 2010 - $Nil; 30 April 2009 - $100,000; cumulative - $300,000) (Note 9).

During the year ended 30 April 2011, the Company issued 30,000 common shares valued at $1.02 per common share for $30,600 in consulting fees (Note 10).

During the year ended 30 April 2011, the Company issued 30,000 warrants valued at $33,000 for services rendered. Each whole common share purchase warrant entitles the holder to purchase a common share at a price of $0.25 per share for a period of five years (Note 10).

During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 10, 12 and 15).

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 6,668 common shares to be returned to treasury for cancellation (Notes 10, 12 and 15).

During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages (Notes 9 and 10).

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

30 April 2011

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

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash. The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor. During the year ended 30 April 2011, $120,000 (30 April 2010 - $25,644) in interest was accrued and is payable to Samyang (Notes 4, 7 and 10).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 April 2011

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	Balance at 30 April 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investments (Note 4)	887,915	887,915	-	-

		Fair value measurement at reporting date using
	Balance at 30 April 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

Available-for-sale investments (Note 4)	1,231,929	1,231,929	-	-

15. Subsequent Events

The following events occurred during the period from the year ended 30 April 2011 to the date the consolidated financial statements were available to be issued on 10 August 2011:

a.             On 10 May 2011, the Company announced the completion of a share exchange (the “Exchange”) with DaifuWaste Management Holding Limited (“Daifu”), a privately held medical waste treatment company incorporated with limited liability in the Cayman Islands, whereby the Company issued 52,922,812 common shares of the Company to the stockholders of Daifu in exchange for all of the issued and outstanding common shares of Daifu. As a result of the Exchange, Daifu became a wholly-owned subsidiary of the Company

b.             On 14 July 2011, the Company cancelled a total of 3,334 common shares previously issued in error. The Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 10, 12 and 13).

c.            On 4 August 2011, the Company cancelled a total of 1,818,181 common shares previously issued in error (Notes 7, 10, 12 and 13).

16.         Restatement of Consolidated Financial Statements

The consolidated financial statements of the Company as at 30 April 2010 and for the year then ended have been restated to reflect the correct amount of consulting fees and salaries and wages. The restatement has resulted in a decrease to consulting fees of $41,644, a decrease to salaries and wages of $137,859 and a decrease to accounts payable and accrued liabilities of $179,503.

