Form 10-Q
period 2011-07-31
Rotoblock CORP
filed 2011-09-14
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2011

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

At July 31, 2011, there were a total of 57,142,703 shares of our common stock issued and outstanding.  Of these shares, a total of 58,629,787 are restricted from trading, as defined under Rule 144 of the Securities Act of 1933, as amended.

1

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended April 30, 2011, filed with the U.S. Securities and Exchange Commission on August 16, 2011, which can be found on the SEC website (www.sec.gov) under our name or SEC File Number 000-51428.

3

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 July 2011	As at 30 April 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	229,811	340,892
Amounts receivable	233	233
Prepaid expenses	20,417	20,417

	250,461	361,542

Available-for-sale investments (Note 4)	914,939	887,915

Property and equipment (Note 5)	105,450	108,850

	1,270,850	1,358,307
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	61,468	45,847
Convertible promissory note (Notes 4 and 7)	2,175,890	2,145,644
Due to related party (Note 8)	699	702

	2,238,057	2,192,193

Stockholders’ (deficiency)
Capital stock (Note 10)
Authorized
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 July 2011 – 58,629,787 common shares, par value $0.001
30 April 2011 – 5,710,311 common shares, par value $0.001	5,703	5,706
Additional paid-in capital	5,965,378	5,966,209
Warrants (Note 10)	1,401,514	1,401,514
Accumulated other comprehensive loss	(89,329)	(116,356)
Deficit, accumulated during the development stage	(8,250,473)	(8,090,959)

	(967,207)	(833,886)

	1,270,850	1,358,307

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board: /s/ Chien Chih Liu, Director /s/ Andrew Chow, Director

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2011	For the three month period ended 31 July 2011	For the three month period ended 31 July 2010
	$	$	$

Expenses
General and administrative (Schedule 1)	7,976,420	159,514	250,003

Net loss before other items	(7,976,420)	(159,514)	(250,003)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-
Other income	5,520	-	5,520
Forgiveness of debt	-	-	29,918
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	-
Write-off of patents (Note 3)	(108,745)	-	-
Write-off of property and equipment	(9,870)	-	-
Write-off of related party receivable	(162,204)	-	-

Net loss for the period	(8,250,473)	(159,514)	(214,565)

Basic and diluted loss per common share		(0.03)	(0.03)

Weighted average number of common shares used in per share calculations (Note 2)		5,710,311	6,186,796

Comprehensive loss
Net loss for the period	(8,250,473)	(159,514)	(214,565)
Foreign currency translation adjustment	(4,268)	3	12
Unrealized gain (loss) on available-for-sale investments (Notes 4 and 14)	(85,061)	27,024	164,655

Comprehensive loss for the period	(8,339,802)	(132,487)	(49,898)

Basic and diluted comprehensive loss per common share		(0.02)	(0.01)

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2011	For the three month period ended 31 July 2011	For the three month period ended 31 July 2010
	$	$	$
Cash used in operating activities
Net loss for the period	(8,250,473)	(159,514)	(214,565)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by related party – expenses (Notes 9 and 13)	300,000	-	-
Depreciation (Note 5)	27,842	3,400	3,991
Forgiveness of debt	-	-	(29,918)
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	-	-
Non-cash interest (Notes 7 and 13)	187,595	30,246	4,274
Shares issued for services (Notes 9 and 10)	2,197,653	-	-
Stock-based compensation (Notes 9 and 10)	3,157,726	-	-
Warrants issued for services (Note 10)	33,000	-	-
Write-off of patents (Note 3)	108,745	-	-
Write-off of property and equipment	9,870	-	-
Write-off of related party receivable	177,204	-	-
Changes in operating assets and liabilities:
(Increase) decrease in amounts receivable	(233)	-	5
Decrease in prepaid expenses (Note 10)	5,655	-	56,139
Increase (decrease) in accounts payable and accrued liabilities (Notes 6, 10 and 16)	49,765	14,787	19,058
Increase (decrease) in due to related party (Note 8)	699	(3)	(17)
	(1,996,336)	(111,084)	(161,033)
Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	-
Purchase of patents (Note 3)	(108,745)	-	-
	(1,125,523)	-	-
Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	-
Warrants granted for cash (Note 10)	72,164	-	-
Warrants exercised (Note 10)	22,833	-	833
Convertible promissory note payable (Note 7)	2,010,000	-	-
Share subscriptions received in advance (Note 10)	250,000	-	-
	3,355,938	-	833

Foreign exchange effect on cash	(4,268)	3	12

Increase (decrease) in cash and cash equivalents	229,811	(111,081)	(160,188)

Cash and cash equivalents, beginning of period	-	340,892	925,070

Cash and cash equivalents, end of period	229,811	229,811	764,882

Supplemental Disclosures with Respect to Cash Flows (Note 13)

Rotoblock Corporation

(A Development Stage Company)

Schedule 1 – Interim Consolidated General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 July 2011	For the three month period ended 31 July 2011	For the three month period ended 31 July 2010
	$	$	$

Consulting fees (Notes 9, 10 and 13 )	1,449,399	30,000	68,605
Depreciation (Note 5)	27,842	3,400	3,991
Foreign exchange loss	1,545	-	-
Interest (Notes 7 and 13)	193,678	30,246	4,334
Investor relations (Notes 10 and 13)	389,878	-	-
Listing, filing and transfer agent fees	63,317	2,501	170
Management fees (Notes 9 and 13)	300,000	-	-
Office and sundry	74,295	644	1,116
Professional fees	585,544	27,295	8,160
Public relations and shareholder information	194,879	3,220	100,000
Rent	79,205	-	-
Research and development	387,173	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	605,403	31,251	31,251
Stock-based compensation (Notes 10 and 13)	3,157,726	-	-
Travel and entertainment	466,536	30,957	32,376

	7,976,420	159,514	250,003

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

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

The Company’s interim consolidated financial statements as at 31 July 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $159,514 for the three month period ended 31 July 2011 (31 July 2010 – $214,565) and has a working capital deficiency of $1,987,596 at 31 July 2011 (30 April 2011 – $1,830,651).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

On 10 May 2011, the Company entered into a share exchange agreement (the “SEA”) with DaifuWaste Management Holding Limited (“Daifu”), a privately held medical waste treatment company incorporated with limited liability in the Cayman Islands, wherein the Company agreed to issue to the stockholders of Daifu 52,922,812 common shares in exchange for all of the issued and outstanding common shares of Daifu. Upon completion of the SEA, Daifu will become a wholly-owned subsidiary of the Company. The shares were issued on 10 May 2011 and are being held in treasury by the Company pending completion of the SEA (Notes 10, 12 and 13).

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

At 31 July 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

31 July 2011

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

54,744,325 of the common shares outstanding as at 31 July 2011 are contingently cancellable and have been excluded from the weighted average number of common shares outstanding (Note 10).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 July 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

31 July 2011

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at 31 July 2011, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

4.            Available-for-Sale Investments

		Unrealized loss	Fair value
	Adjusted cost		31 July 2011	30 April 2011 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(85,061)	914,939	887,915

On 11 February 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 7). In turn, the Company acquired 977,966 common shares of Samyang valued at $1,000,000.

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14). As of 31 July 2011, the shares of Samyang were measured at a fair value of $914,939 (30 April 2011 - $887,915) and resulted in an unrealized gain of $27,024 during the three month period ended 31 July 2011 (31 July 2010 –$164,655).

5.            Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 July 2011	30 April 2011 (Audited)
	$	$	$	$

Equipment	52,940	15,100	37,840	39,850
Vehicles	75,000	7,390	67,610	69,000

	127,940	22,490	105,450	108,850

During the three month period ended 31 July 2011, total additions to property and equipment were $Nil (30 April 2011 – $Nil).  During the three month period ended 31 July 2011, total dispositions of property and equipment were $Nil (30 April 2011 - $Nil).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

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

7.            Convertible Promissory Note

On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 4). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest will be due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by Samyang (the “Promissory Note”).

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

During the three month period ended 31 July 2011, the Company accrued $30,246 (31 July 2010 - $4,274) in interest related to the Promissory Note (Note 13). The balance of the Promissory Note as at 31 July 2011 consists of principal and accrued interest of $2,000,000 (30 April 2011 - $2,000,000) and $175,890 (30 April 2011 - $145,644), respectively.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

8.            Due to Related Party

As at 31 July 2011, the amount due to a related party is $699 (30 April 2011 - $702), which is payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.            Related Party Transactions

During the three month period ended 31 July 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (31 July 2010 - $Nil, cumulative - $300,000). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 13).

During the three month period ended 31 July 2011, the Company paid/accrued $31,251 (31 July 2010 – $31,251) to related parties for salaries and wages.

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

iii.                During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company. Each unit consists of one restricted common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446. As at 31 July 2011, 16,000 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 13).

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

viii.            During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000. Each unit consists of one restricted common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525. As at 31 July 2011, 3,333 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

xiii.            During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties (Note 13). This amount, has been expensed during the years ended 30 April 2010 and 2009. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xvii.          During the year ended 30 April 2010, the Company issued 3,500,083 common shares valued at prices from $0.15 to $1.00 per common share for $676,675 in consulting expense and salaries and wages (Note 13).

xviii.        During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering. As at 31 July 2011, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xix.            During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering. As at 31 July 2011, 8,565,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xx.              During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 31 July 2011, 57,144 share purchase warrants in this series remain outstanding.

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

31 July 2011

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

xxiv.        During the year ended 30 April 2011, the Company issued 30,000 warrants valued at $33,000 for services rendered. Each whole common share purchase warrant entitles the holder to purchase a common share at a price of $0.25 per share for a period of five years. During the year ended 30 April 2011, the Company issued 18,000 common shares valued at $0.25 per common share for cash of $4,500 upon exercise of the share purchase warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 31 July 2011, 12,000 warrants in this series remain outstanding.

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

xxvii.      During the year ended 30 April 2011, the Company issued 1,000,000 common shares valued at $0.25 per common share related to share subscriptions received in advance in the prior year in the amount of $250,000 (Note 13). These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xxx.          During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share in error. As at 30 April 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error (Notes 12 and 13).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

xxxi.        During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $Nil per common share in error. As at 31 July 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Notes 12, 13 and 15).

xxxii.      During the year ended 30 April 2011, the Company issued 20,000 common shares valued at $0.25 per common share for proceeds of $5,000 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiii.    During the three month period ended 31 July 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 1, 12 and 13).

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 July 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.36
Warrants	12.50	7,600	1.11
Warrants	7.50	20,000	1.67
Warrants	7.50	16,000	1.78
Warrants	12.50	3,333	1.93
Warrants	0.25	25,000	2.96
Warrants	0.25	25,000	2.98
Warrants	0.50	200,000	2.98
Warrants	2.50	57,144	2.98
Warrants	0.25	2,181,750	3.54
Warrants	1.00	50,000	3.54
Warrants	0.25	333,333	3.58
Warrants	1.00	300,000	3.63
Warrants	0.25	12,000	3.71
Warrants	0.25	6,000,000	8.64

		9,281,160

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

The following is a summary of warrant activities during the three month period ended 31 July 2011 and during the year ended 30 April 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(51,334)	0.25
Expired	(59,200)	12.50

Outstanding and exercisable at 30 April 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the year		1.10

Outstanding and exercisable 1 May 2011	9,281,160	0.38
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable 31 July 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the three month period ended 31 July 2011 amounted to $Nil per warrant (30 April 2011 - $1.10 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following assumptions:

	As at 31 July 2011	As at 30 April 2011 (Audited)

Risk free interest rate	-	2.47%
Expected life	-	5.0 years
Annualized volatility	-	603%
Expected dividends	-	-

Restricted Common Shares

As at 31 July 2011, a total of 58,629,787 common shares are outstanding. Of these, 57,142,703 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 12 and 15).

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 July 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 6, 12 and 15).

During the three month period ended 31 July 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA (Notes 1, 12 and 13).

11.        Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2011. There are no current or deferred tax expenses for the three month period ended 31 July 2011 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2011	For the three month period ended 31 July 2010
	$	$

Deferred tax asset attributable to:
Current operations	55,830	75,098
Change in valuation allowance	(54,356)	(72,729)
Foreign exchange	(1,474)	(2,369)

Net refundable amount	-	-

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

The composition of the Company’s deferred tax asset as at 31 July 2011 and 30 April 2011 is as follows:

	As at 31 July 2011	As at 30 April 2011 (Audited)
	$	$

Net operating loss carry forward	4,607,901	4,454,281

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,553,610	1,499,254
Less: Valuation allowance	(1,553,610)	(1,499,254)
Other
	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2011, the Company has unused non-capital losses for Canadian tax purposes of approximately $591,553 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2032.

As at 31 July 2011, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $4,016,348 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2032.

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

                iii.      During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 July 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 10, 13 and 15).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

                iv.      During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company is currently in the process of cancelling these 1,818,181 common shares issued in error (Notes 7, 10 and 15).

                  v.      During the three month period ended 31 July 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA (Notes 1, 10 and 13).

13. Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 July 2011	For the three month period ended 31 July 2011	For the three month period ended 31 July 2010
	$	$	$

Cash paid during the period for interest	11,362	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 31 July 2011, the Company accrued $30,246 (31 July 2010 - $4,274) in interest related to the Promissory Note (Note 7).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 July 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 10, 12 and 15).

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

During the year ended 30 April 2010, the Company entered into the Convertible Promissory Note Agreement with Samyang for $2,000,000 cash. The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by the investor (Notes 4, 7 and 10).

During the year ended 30 April 2009, the Company issued 2,000 common shares valued at $5.00 per share for $10,000 in convertible promissory notes (Note 10).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

During the year ended 30 April 2009, the Company issued a total of 190,933 common shares and 16,000 common share purchase warrants valued at $394,000 for consulting, investor relations services, compensation, legal services and public relation services (Note 10).

14.         Financial Instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable, due to related party and convertible promissory note approximates fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $233 (30 April 2011 - $233).

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $47 higher ($47 lower).

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Interest Rate Risk

The Company has cash balances and an interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon successful financing as its sole source of cash. The Company has received financing from private placements in the past; however, there is no assurance that it will be able to do so in the future.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 July 2011

15.         Subsequent Events

a.            The Company is in the process of obtaining 3,334 common shares issued in error to be returned to treasury for cancellation (Notes 10, 12 and 13).

b.            On 4 August 2011, the Company cancelled a total of 1,818,181 common shares previously issued in error (Notes 7, 10, 12 and 13).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant should be read in conjunction with our unaudited interim consolidated financial statements included elsewhere in this report. Certain statements we make in this section may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You should carefully consider these forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Commission.

Overview of our Business Operations

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) and are still in the development stage.

On March 30, 2004, we acquired Rotoblock, Inc., a privately-held Canadian corporation (the Subsidiary), which holds an option entitling it to acquire all of the  rights, title and interest in and to a patented technology and prototype engine in exchange for shares of our restricted common stock. We currently do not own the patents or rights underlying the patents, but rather, have been granted the use thereof and an option to purchase the rights.

All of our operations relating to the development and marketing of the OPE technology are conducted by Rotoblock, Inc., incorporated on September 2, 2003 under the laws of Canada.  We are currently in the process of improving on the technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine.  All parts except the crankshaft and engine block have been redesigned. We are continuing our research, development and testing efforts until we are certain we have completed the best, most efficient model.  This goal will be considered to be reached when the engine demonstrates a power to weight ratio of 2:1. As of July 31, 2011 and the date of filing of this report, no engines have been sold.

We are still in the development stages of our business and have generated no revenues since inception and have incurred total net losses since inception of $8,250,473. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations and become cash flow positive, or that we will be able to continue to raise additional equity capital if and when needed to continue our business operations; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating our business for at least the remainder of our fiscal year ending April 2012.

Recent Developments

On May 10, 2011, we entered into a share exchange agreement with daifuWaste Management Holding Limited (“daifuWaste”), a privately held medical waste treatment company headquartered in Beijing, China.

Upon completion of the transaction, which will be disclosed in a future 8-K filing, daifuWaste will assume a majority ownership interest in Rotoblock Corporation.

daifuWaste is a leading provider of medical waste disposal management in China, supplying advanced medical waste equipment, systems, disposal and management.  Founded in 2003 by Dr. Michael Choy with offices in Beijing, Shanghai, Shenzhen and Hong Kong, daifuWaste operates through its direct Chinese subsidiaries marketing Daifu brand medical waste treatment systems, with ten systems currently in operation throughout China. Daifu’s client base consists of hospitals and non-hospital medical establishments, including Hospital No. 302 in Beijing, a major medical institution in China.  In 2008, Daifu donated a mobile medical waste treatment system to aid Sichuan province after the area suffered a massive earthquake. Daifu’s medical waste treatment non-incinerated systems offer a safer and more efficient alternative to managing medical waste. Unlike incinerators, which can release dangerous substances into the air, Daifu’s system eliminates the risk of dioxins and consumes less energy.  The equipment works under high-pressure and high-temperature and uses recycled steam to sterilize and disinfect the medical waste. After treatment, the medical waste is non-recognizable and harmless, ready for landfill.  The technology is also more efficient and environmentally-friendly with lower maintenance costs and fully compliant with international health standards.

Results of Operations

Three month period ended July 31, 2011 as compared to the three month period ended July 31, 2010

For the three month period ended July 31, 2011, we incurred net operating losses of $159,514, or $0.03 per share, as compared to net operating losses of $214,565, or $0.03 per share, for the three month period ended July 31, 2010.

Our total operating expenses were all general and administrative expenses incurred in the normal day-to-day operations of our business as follows:

	Cumulative	For the	For the
	from the date of	three	three
	inception on	month	month
	September 2	period	period
	2003 to	ended	ended
	31-Jul	31-Jul	31-Jul	Increase
	2011	2011	2010	(Decrease)
	$	$	$	$

Consulting fees	1,449,399	30,000	68,605	(38,605)
Depreciation	27,842	3,400	3,991	(591)
Foreign exchange loss	1,545	-	-	-
Interest	193,678	30,246	4,334	25,912
Investor relations	389,878	-	-	-
Listing, filing and transfer agent fees	63,317	2,501	170	2,331
Management fees	300,000	-	-	-
Office and sundry	74,295	644	1,116	(472)
Professional fees	585,544	27,295	8,160	19,135
Public relations and shareholder information	194,879	3,220	100,000	(96,780)
Rent	79,205	-	-	-
Research and development	387,173	-	-	-
Salaries and wages	605,403	31,251	31,251	-
Stock-based compensation	3,157,726	-	-	-
Travel and entertainment	466,536	30,957	32,376	(1,419)
	7,976,420	159,514	250,003	(90,489)

Our total operating expenses decreased by $90,489 during the three month period ended July 31, 2011, as compared to the three month period ended July 31, 2010, primarily due to the large decrease in public relations and shareholder information expense ($96,780 decrease) and consulting fees ($38,605 decrease).

Liquidity, Capital Resources and Cash Flows

We currently have $229,811 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing or financing activities for the three  month period ended July 31, 2011.

At July 31, 2011, we have an amount due to a related party for $699, payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Available-for-Sale Investments

On February 11, 2010, we entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned us $2,000,000 in the form of a convertible promissory note. The principal balance of the note bears interest at the rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of February 11, 2012 or when demand is made by Samyang. All principal, together with all accrued and unpaid interest, shall automatically convert into shares of our common stock, valued at a price of $1.10 per share, on February 11, 2012 or on demand by Samyang. At July 31, 2011, the total amount of principal and accrued interest due and payable on the note was $2,175,890. In turn, under the terms of the Investment Agreement, we acquired 977,966 common shares of Samyang, valued at $1,000,000. Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income. As of July 31, 2011, the fair value of the shares of Samyang were as follows:

		Unrealized loss	Fair value
	Adjusted cost		31 July 2011	30 April 2011 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(85,061)	914,939	887,915

Commitments/Contingencies

We are committed to issuing 25,000 shares valued at $3,750 under a one-year consulting agreement for consulting services.

On May 10, 2011, we entered into a share exchange agreement with daifuWaste Management Holding Limited (“daifuWaste”), a privately held medical waste treatment company headquartered in Beijing, China. During the three month period ended July 31, 2011, we issued 52,922,810 shares of our common stock, valued at $1.58 per share, to the shareholders of daifuWaste in contemplation of the completion of the terms of the share exchange agreement. These shares are being held in treasury pending the completion of the transaction and agreement.

We are committed to issuing shares of our common stock to Samyang Optics Co., Ltd. (Samyang) under the terms of an Investment Agreement entered into on February 11, 2010. At that time, or on demand by Samyang, the principal amount due of $2,000,000, together with all accrued and unpaid interest, will automatically convert into shares of our common stock, valued at $1.10 per share. At July 31, 2011, the total amount of principal and accrued interest due and payable on the note was $2,175,890.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Principal Executive Officer and our Principal Financial Officer (collectively, the "Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.  Prior to the filing of this quarterly report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2011, we issued 52,922,810 shares of our common stock, valued at $1.58 per share, to the shareholders of daifuWaste Management Holding Limited, a privately held medical waste treatment company headquartered in Beijing, China (“daifuWaste”), pursuant to the terms of a share exchange agreement we entered into with daifuWaste on May 10, 2011. The shares are being held in treasury pending the completion of the transaction and agreement.

At July 31, 2011, a total of 58,629,787 shares of common stock were issued and outstanding.  Of these shares, 57,142,703 are considered "restricted securities" under the Securities Act of 1933, as amended.

Following are details of the common stock purchase warrants outstanding at July 31, 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.36
Warrants	12.50	7,600	1.11
Warrants	7.50	20,000	1.67
Warrants	7.50	16,000	1.78
Warrants	12.50	3,333	1.93
Warrants	0.25	25,000	2.96
Warrants	0.25	25,000	2.98
Warrants	0.50	200,000	2.98
Warrants	2.50	57,144	2.98
Warrants	0.25	2,181,750	3.54
Warrants	1.00	50,000	3.54
Warrants	0.25	333,333	3.58
Warrants	1.00	300,000	3.63
Warrants	0.25	12,000	3.71
Warrants	0.25	6,000,000	8.64

		9,281,160

Following is a summary of warrant activities during the three month period ended July 31, 2011 and the fiscal year ended April 30, 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(51,334)	0.25
Expired	(59,200)	12.50

Outstanding and exercisable at 30 April 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the year		1.10

Outstanding and exercisable 1 May 2011	9,281,160	0.38
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable 31 July 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the three month period ended July 31,

2011 amounted to $Nil per warrant (30 April 2011 - $1.10 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following assumptions:

	As at 31 July 2011	As at 30 April 2011 (Audited)

Risk free interest rate	-	2.47%
Expected life	-	5.0 years
Annualized volatility	-	603%
Expected dividends	-	-

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

Item 6.  Exhibits

The following Exhibits 3(i) and 3 (ii), marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form  SB-2 Registration Statement, filed on June 7, 2004 on the SEC website at www.sec.gov. Exhibit 99.1 can be found in its entirety in our Form 10K-SB for the fiscal year ended April 30, 2006, filed on July 31, 2006. These exhibits are incorporated herein by this reference.

Exhibit No.	Description

3(i) *	Articles of Incorporation
3(ii) *	Bylaws
31.1	Sec. 302 Certification of Principal Executive Officer/PEO
31.2	Sec. 302 Certification of Principal Accounting Officer/PFO
32.1	Sec. 906 Certification of Principal Executive Officer/PEO
32.2	Sec. 906 Certification of Principal Accounting Officer/PFO
99 *	Agreement with Obvio! Automotoveiculos S.A
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTOBLOCK CORPORATION, Registrant

/s/ Chien Chih Liu

By: Chien Chih Liu, Chief Executive Officer

Dated: September 14, 2011

/s/  Richard Di Stefano

By: Richard Di Stefano, Principal Accounting Officer

Dated: September 14, 2011

