Form 10-Q/A
period 2011-07-31
Rotoblock CORP
filed 2011-09-14
CIK 1289441

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

At July 31, 2011, there were a total of 58,629,787 shares of our common stock issued and outstanding.  Of these shares, a total of 57,142,703 are restricted from trading, as defined under Rule 144 of the Securities Act of 1933, as amended.

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the period ended July 31, 2011 is being made for the sole purpose of correcting the outstanding share figures in the last paragraph of the cover page, highlighted above) which were inadvertently transposed. No other changes were made to the original filing made on September 14, 2011.

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

35