Form 10-Q
period 2011-10-31
Rotoblock CORP
filed 2011-12-14
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2011

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

At October 31, 2011, there were a total of 58,629,787 shares of our common stock issued and outstanding.  Of these shares, a total of 57,142,703 are restricted from trading, as defined under Rule 144 of the Securities Act of 1933, as amended.

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

3

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

		As at
	As at	30 April
	31 October	2011
	2011	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	86,184	340,892
Amounts receivable	224	233
Prepaid expenses	40,417	20,417

	126,825	361,542

Available-for-sale investments (Note 4)	1,033,050	887,915

Property and equipment (Note 5)	102,049	108,850

	1,261,924	1,358,307

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	57,589	45,847
Convertible promissory note (Notes 4 and 7)	2,206,137	2,145,644
Due to related party (Note 8)	673	702

	2,264,399	2,192,193

Stockholders' deficiency
Capital stock (Note 10)
200,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 October 2011 - 58,629,787 common shares, par value $0.001
30 April 2011 - 5,710,311 common shares, par value $0.001	5,703	5,706
Additional paid-in capital	5,965,378	5,966,209
Warrants (Note 10)	1,401,514	1,401,514
Accumulated other comprehensive loss	28,798	(116,356)
Deficit, accumulated during the development stage	(8,403,868)	(8,090,959)

	(1,002,475)	(833,886)

	1,261,924	1,358,307

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 12) and Subsequent Events (Note 15)

On behalf of the Board: /s/ Chien Chih Liu, Director /s/ Andrew Chow, Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2011	For the three month period ended 31 October 2011	For the three month period ended 31 October 2010	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	8,129,815	153,395	195,677	312,909	445,680

Net loss before other items	(8,129,815)	(153,395)	(195,677)	(312,909)	(445,680)

Other items
Excess of consideration over net assets purchased from Rotoblock Inc. (Note 1)	(138)	-	-	-	-
Other income	5,520	-	-	-	5,520
Forgiveness of debt	-	-	-	-	29,918
Gain on disposal of property (Notes 5, 9, 10 and 13)	1,384	-	-	-	-
Write-off of patents (Note 3)	(108,745)	-	-	-	-
Write-off of property and equipment	(9,870)	-	-	-	-
Write-off of related party receivable	(162,204)	-	-	-	-

Net loss for the period	(8,403,868)	(153,395)	(195,677)	(312,909)	(410,242)

Basic and diluted loss per common share		(0.03)	(0.03)	(0.05)	(0.06)

Weighted average number of common shares used in per share calculations (Note 2)		5,710,311	6,586,540	5,710,311	6,386,668

Comprehensive loss
Net loss for the period	(8,403,868)	(153,395)	(195,677)	(312,909)	(410,242)
Foreign currency translation adjustment	(4,252)	16	(6)	19	6
Unrealized gain (loss) on available-for-sale investments (Note 4)	33,050	118,111	(162,019)	145,135	2,636

Comprehensive loss for the period	(8,375,070)	(35,268)	(357,702)	(167,755)	(407,600)

Basic and diluted comprehensive loss per common share		(0.01)	(0.05)	(0.03)	(0.06)

The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2011	For the three month period ended 31 October 2011	For the three month period ended 31 October 2010	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$	$	$	$

Cash used in operating activities
Net loss for the period	(8,403,868)	(153,395)	(195,677)	(312,909)	(410,242)
Adjustments to reconcile loss to net cash used by operating activities:
Contributions to capital by realted party - expenses (Notes 9 and 13)	300,000	-	-	-	-
Depreciation (Note 5)	31,243	3,401	4,056	6,801	8,047
Forgiveness of debt	-	-	-	-	(29,918)
Gain on disposal of property (Notes 5, 9, 10 and 13)	(1,384)	-	-	-	-
Non-cash interest (Notes 7 and 13)	217,838	30,243	-	60,483	4,274
Shares issued for services (Notes 9 and 10)	2,197,653	-	-	-	-
Stock-based compensation (Note 10)	3,157,726	-	-	-	-
Warrants issued for services (Note 10)	33,000	-	-	-	-
Write-off of patents (Note 3)	108,745	-	-	-	-
Write-off of property and equipment	9,870	-	-	-	-
Write-off of related party receivable	177,204	-	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in amounts receivable	(224)	9	(3)	9	2
(Increase) decrease in prepaid expenses (Note 10)	(14,345)	(20,000)	48,769	(20,000)	104,908
Increase (decrease) in accounts payable and accrued liabilities (Note 6)	45,890	(3,875)	(12,083)	10,918	6,975
Increase (decrease) in due to related party (Note 8)	673	(26)	9	(29)	(8)
	(2,139,979)	(143,643)	(154,929)	(254,727)	(315,962)

Cash flows used in investing activities
Purchase of equipment (Note 5)	(16,778)	-	-	-	-
Investment in Samyang Optics Co. Ltd. (Note 4)	(1,000,000)	-	-	-	-
Purchase of patents (Note 3)	(108,745)	-	-	-	-
	(1,125,523)	-	-	-	-

Cash flows from financing activities
Common shares issued for cash (Note 10)	1,000,941	-	-	-	-
Warrants granted for cash (Note 10)	72,164	-	-	-	-
Warrants exercised (Note 10)	22,833	-	2,501	-	3,334
Convertible promissory note payable (Note 7)	2,010,000	-	-	-	-
Share subscriptions received in advance (Note 10)	250,000	-	-	-	-
	3,355,938	-	2,501	-	3,334

Foreign exchange effect on cash	(4,252)	16	(6)	19	6

Increase (decrease) in cash and cash equivalents	86,184	(143,627)	(152,434)	(254,708)	(312,622)

Cash and cash equivalents, beginning of period	-	229,811	764,882	340,892	925,070

Cash and cash equivalents, end of period	86,184	86,184	612,448	86,184	612,448

Supplemental Disclosures with Respect to Cash Flows (Note 13)

 The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Schedule 1 – Interim Consolidated General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 September 2003 to 31 October 2011	For the three month period ended 31 October 2011	For the three month period ended 31 October 2010	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	1,479,399	30,000	66,303	60,000	134,908
Depreciation (Note 5)	31,243	3,401	4,056	6,801	8,047
Foreign exchange loss	1,545	-	-	-	-
Interest (Notes 7 and 13)	223,921	30,243	-	60,489	4,334
Investor relations (Notes 10 and 13)	389,878	-	406	-	406
Listing, filing and transfer agent fees	66,502	3,185	2,700	5,686	2,870
Management fees (Notes 9 and 13)	300,000	-	-	-	-
Office and sundry	75,919	1,624	1,212	2,268	2,328
Professional fees	608,684	23,140	10,488	50,435	18,648
Public relations and shareholder information (recovery)	194,473	(406)	-	2,814	100,000
Rent	79,205	-	-	-	-
Research and development	387,173	-	-	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	646,654	41,251	56,717	72,502	87,968
Stock-based compensation (Notes 10 and 13)	3,157,726	-	-	-	-
Travel and entertainment	487,493	20,957	53,795	51,914	86,171

	8,129,815	153,395	195,677	312,909	445,680

 The accompanying notes are an integral part of these interim consolidated financial statements.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

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

The Company’s interim consolidated financial statements as at 31 October 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $312,909 for the six month period ended 31 October 2011 (31 October 2010 – $410,242) and has a working capital deficiency of $2,137,574 at 31 October 2011 (30 April 2011 – $1,830,651).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

On 10 May 2011, the Company entered into a share exchange agreement (the “SEA”) with DaifuWaste Management Holding Limited (“Daifu”), a privately held medical waste treatment company incorporated with limited liability in the Cayman Islands, wherein the Company agreed to issue to the stockholders of Daifu 52,922,812 common shares in exchange for all of the issued and outstanding common shares of Daifu. Upon completion of the SEA, Daifu will become a wholly-owned subsidiary of the Company. The shares were issued on 10 May 2011 and are being held in treasury by the Company pending completion of the SEA (Notes 10, 12, 13 and 15).

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

At 31 October 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its management to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company from the date of reverse acquisition on 30 March 2004, and its wholly owned Canadian subsidiary, Rotoblock Inc. since its date of incorporation on 2 September 2003 (Note 1). All inter-company balances and transactions have been eliminated on consolidation.

Fiscal period

The Company’s fiscal year ends on 30 April.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

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

Basic and diluted net income(loss) per share

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

54,744,325 of the common shares outstanding as at 31 October 2011 are contingently cancellable and have been excluded from the weighted average number of common shares outstanding (Note 10).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 October 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation - Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 did not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

On 25 October 2006, the Company negotiated an extension to exercise the Option by thirty seven months. Pursuant to the amended option agreement the Company must pay a royalty of $50 per engine on the sale of up to 10,000 oscillating piston engines (“OPE”), a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at 31 October 2011, no engines have been sold.

During the year ended 30 April 2010, the Company recorded a provision for a write-down in the amount of $108,745 related to the OPE Patents.

4.            Available-for-Sale Investments

		Unrealized gain	Fair value
	Adjusted cost		31 October 2011	30 April 2011 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	33,050	1,033,050	887,915

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income (Note 14). As of 31 October 2011, the shares of Samyang were measured at a fair value of $1,033,050 (30 April 2011 - $887,915) and resulted in an unrealized gain of $145,135 during the six month period ended 31 October 2011 (31 October 2010 – $2,636).

5.            Property and Equipment

		Accumulated depreciation	Net book value
	Cost		31 October 2011	30 April 2011 (Audited)
	$	$	$	$

Equipment	52,940	17,108	35,832	39,850
Vehicles	75,000	8,783	66,217	69,000

	127,940	25,891	102,049	108,850

During the six month period ended 31 October 2011, total additions to property and equipment were $Nil (30 April 2011 - $Nil).  During the six month period ended 31 October 2011, total dispositions of property and equipment were $Nil (30 April 2011 - $Nil).

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

31 October 2011

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

On 13 May 2010, the Company issued 1,818,181 common shares valued at $1.10 per share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company cancelled the 1,818,181 common shares issued in error during the six month period ended 31 October 2011 (Notes 10, 12 and 13).

During the six month period ended 31 October 2011, the Company accrued $60,483 (31 October 2010 - $4,274) in interest related to the Promissory Note (Note 13). The balance of the Promissory Note as at 31 October 2011 consists of principal and accrued interest of $2,000,000 (30 April 2011 - $2,000,000) and $206,137 (30 April 2011 - $145,644), respectively.

8.            Due to Related Party

As at 31 October 2011, the amount due to a related party is $673 (30 April 2011 - $702), which is payable to a former director and stockholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.            Related Party Transactions

During the six month period ended 31 October 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (31 October 2010 - $Nil, cumulative - $300,000) (Note 13).

During the six month period ended 31 October 2011, the Company paid/accrued $62,502 (31 October 2010 – $62,502) to related parties for salaries and wages.

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

31 October 2011

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

iii.                During the year ended 30 April 2009, the Company issued 16,000 units valued at $4.00 per common share each for $64,000 as compensation to the chief executive officer of the company. Each unit consists of one restricted common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a cost of $7.50 expiring 12 May 2013 with a fair value of $147,446. As at 31 October 2011, 16,000 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Note 13).

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

viii.            During the year ended 30 April 2009, the Company issued 3,333 units valued at $7.50 per unit for total cash proceeds of $25,000. Each unit consists of one restricted common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $12.50 per share for a period of five years from the date of offering with a fair value of $18,525. As at 31 October 2011, 3,333 of the share purchase warrants in this series remain outstanding. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

xiii.            During the year ended 30 April 2009, the Company issued 150,000 common shares valued $1.00 per common share at $150,000 in retainer for consulting expenses to two related parties (Note 13). This amount has been expensed during the years ended 30 April 2010 and 2009. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

xviii.        During the year ended 30 April 2010, the Company issued 550,000 common share purchase warrants valued at $633,728 for stock-based compensation. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five years from the date of offering. As at 31 October 2011, 550,000 of the share purchase warrants in these series remain outstanding (Note 13).

xix.            During the year ended 30 April 2010, the Company issued 8,585,083 common share purchase warrants valued at $469,113 for consulting services. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 to $1.00 for a period of five or ten years from the date of offering. As at 31 October 2011, 8,565,083 of the share purchase warrants in these series remain outstanding (Notes 9 and 13).

xx.              During the year ended 30 April 2010, the Company issued 28,572 units valued at $1.75 consisting of one share and two warrants for total cash proceeds of $50,000. Each whole common share purchase warrant entitles the holder to purchase an additional common share at a price of $2.50 per share for a period of five years up to 22 July 2014. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 31 October 2011, 57,144 share purchase warrants in this series remain outstanding.

xxi.            During the year ended 30 April 2010, the Company issued 28,572 shares valued at $1.75 for total cash proceeds of $50,000. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxii.          During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with anon-related individual to acquire security and computer equipment valued at $50,000. The purchase price of the equipment was paid for by the issuance of 50,000 shares of common stock of the Company valued at $50,000 (Notes 5 and 13).

xxiii.        During the year ended 30 April 2010, the Company entered into an Asset Purchase Agreement with a non-related company to acquire a number of vehicles valued at $75,000. The purchase price of the vehicles was paid for by the issuance of 75,000 shares of common stock of the Company valued at $75,000 (Notes 5 and 13).

xxiv.        During the year ended 30 April 2011, the Company issued 30,000 warrants valued at $33,000 for services rendered. Each whole common share purchase warrant entitles the holder to purchase a common share at a price of $0.25 per share for a period of five years. During the year ended 30 April 2011, the Company issued 18,000 common shares valued at $0.25 per common share for cash of $4,500 upon exercise of the share purchase warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933. As at 31 October 2011, 12,000 warrants in this series remain outstanding.

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

xxvi.        During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company cancelled these 1,818,181 common shares issued in error during the six month period ended 31 October 2011 (Notes 7, 12 and 13).

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

xxxi.        During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $Nil per common share in error. As at 31 October 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Notes 12, 13 and 15).

xxxii.      During the year ended 30 April 2011, the Company issued 20,000 common shares valued at $0.25 per common share for proceeds of $5,000 upon exercise of warrants. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933.

xxxiii.    During the six month period ended 31 October 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA. These shares were restricted from trading for a period of one year as defined by Rule 144 of the United States Securities Act of 1933 (Notes 1, 12, 13 and 15).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 October 2011. Certain of these share purchase warrants expired subsequent to the period end (Note 15).

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.11
Warrants	12.50	7,600	0.86
Warrants	7.50	20,000	1.42
Warrants	7.50	16,000	1.53
Warrants	12.50	3,333	1.68
Warrants	0.25	25,000	2.71
Warrants	0.25	25,000	2.73
Warrants	0.50	200,000	2.73
Warrants	2.50	57,144	2.73
Warrants	0.25	2,181,750	3.29
Warrants	1.00	50,000	3.29
Warrants	0.25	333,333	3.33
Warrants	1.00	300,000	3.38
Warrants	0.25	12,000	3.46
Warrants	0.25	6,000,000	8.39

		9,281,160

The following is a summary of warrant activities during the six month period ended 31 October 2011 and during the year ended 30 April 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 May 2010	9,361,694	0.58
Granted	30,000	0.25
Exercised	(51,334)	0.25
Expired	(59,200)	12.5

Outstanding and exercisable at 30 April 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the year		1.1

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable 1 May 2011	9,281,160	0.38
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable 31 October 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the period		-

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

The weighted average grant date fair value of warrants issued during the six month period ended 31 October 2011 amounted to $Nil per warrant (30 April 2011 - $1.10 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following assumptions:

	As at 31 October 2011	As at 30 April 2011 (Audited)

Risk free interest rate	-	2.47%
Expected life	-	5.0 years
Annualized volatility	-	603%
Expected dividends	-	-

Restricted Common Shares

As at 31 October 2011, a total of 58,629,787 common shares are outstanding. Of these, 57,142,703 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company cancelled these 1,818,181 common shares issued in error during the six month period ended 31 October 2011 (Notes 7, 12 and 13).

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 October 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 6, 12 and 15).

During the six month period ended 31 October 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

These shares are being held in treasury pending the completion of the SEA (Notes 1, 12 and 13).

11.          Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2011. There are no current or deferred tax expenses for the six month period ended 31 October 2011 due to the Company’s loss position. The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$

Deferred tax asset attributable to:
Current operations	109,518	143,585
Change in valuation allowance	(102,759)	(142,593)
Foreign exchange	(6,759)	(992)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 31 October 2011 and 30 April 2011 is as follows:

	As at 31 October 2011	As at 30 April 2011 (Audited)
	$	$

Net operating loss carry forward	4,740,157	4,454,281

Statutory federal income tax rate	25% - 35%	25% - 35%
Effective income tax rate	0%	0%

Deferred tax asset	1,602,013	1,499,254
Less: Valuation allowance	(1,602,013)	(1,499,254)
	-	-

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2011, the Company has unused non-capital losses for Canadian tax purposes of approximately $570,414 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2032.

As at 31 October 2011, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $4,169,743 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2032.

12. Commitments and Contingency

i.	On 15 November 2007, the Company filed its intention to register 100,000 common shares of the Company to be covered under S8 Registration for future issuances to any and all consultants, employees, attorneys, officers and directors of the Company at a proposed maximum offering price of $4.50 per common share

ii.	The Company is committed to issuing 25,000 shares valued at $3,750 pursuant to the one-year consulting agreement for consulting services

iii.	During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 October 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 10, 13 and 15)

iv.	During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company cancelled these 1,818,181 common shares issued in error during the six month period ended 31 October 2011 (Notes 7, 10 and 13)

v.	During the six month period ended 31 October 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA (Notes 1, 10, 13 and 15)

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

13.        Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 September 2003 to 31 October 2011	For the three month period ended 31 October 2011	For the three month period ended 31 October 2010	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$	$	$	$

Cash paid during the period for interest	11,362	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the six month period ended 31 October 2011, officers and directors of the Company made contributions to capital for management fees of $Nil (31 October 2010 - $Nil) (Note 9).

During the six month period ended 31 October 2011, the Company issued 52,922,810 common shares valued at $1.58 to the shareholders of Daifu in contemplation of the completion of the terms of the SEA. These shares are being held in treasury pending the completion of the SEA (Notes 1, 10, 12 and 15).

During the six month period ended 31 October 2011, the Company accrued $60,489 (31 October 2010 - $4,334) in interest related to the Promissory Note (Note 7).

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

During the year ended 30 April 2011, the Company issued 1,818,181 common shares valued at $1.10 per common share in error in contemplation of the conversion of the Promissory Note by Samyang. These shares have been returned to treasury and the Company cancelled these 1,818,181 common shares issued in error during the six month period ended 31 October 2011 (Notes 7, 10 and 12).

During the year ended 30 April 2011, the Company issued 3,334 common shares valued at $0.25 per common share and 3,334 common shares valued at $Nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares issued in error. As at 31 October 2011, the Company is in the process of obtaining another 3,334 common shares to be returned to treasury for cancellation (Notes 10, 2 and 15).

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

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

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $224 (30 April 2011 - $233).

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $46 higher ($46 lower).

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

b.           On 11 November 2011, the parties to the SEA entered into an Amended and Restated Agreement and Plan of Share Exchange (the “Amended and Restated Share Exchange Agreement”) whereby the terms of the SEA were amended and restated in their entirety. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Daifu Shareholders have now agreed to transfer 100% of the outstanding shares of Daifu to the Company in exchange for the issuance of 73,801,525 shares of the common stock to the Daifu shareholders. All outstanding warrants (the “Rotoblock Warrants”) of the Company to purchase in the aggregate 9,281,160 shares of common stock of the Company will be left intact and remain outstanding after the share exchange.

Rotoblock Corporation

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2011

As a result of the share exchange, Daifu will become a wholly-owned subsidiary of the Company and the Daifu Shareholders will acquire approximately 83.1% of the Company’s issued and outstanding common stock and common stock equivalents (including the share underlying the Rotoblock Warrants). The closing of the transactions contemplated by the Amended and Restated Share Exchange Agreement are subject to standard closing conditions, which the parties expect to be completed no later than 30 November 2011 (Notes 1, 10, 12 and 13).

c.          On 10 December 2011, a total of 50,000 share purchase warrants with an exercise price of $7.50 expired (Note 10).

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

On February 11, 2010, we entered into an Investment Agreement with Samyang Optics Co. Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note. In turn, the Company acquired 977,966 shares of Samyang for the amount of $1,000,000.

The funds are being used for our development activities.

On May 10, 2011, we entered into a Share Exchange Agreement (the “SEA”) with DaifuWaste Management Holding Limited (“Daifu”), a privately held medical waste treatment company incorporated with limited liability in the Cayman Islands, wherein we agreed to issue to the stockholders of Daifu 52,922,812 shares of our common stock in exchange for all of the issued and outstanding shares of common stock of Daifu.

On November 11, 2011, the parties entered into an Amended and Restated Agreement and Plan of Share Exchange (the “Amended and Restated Share Exchange Agreement”) whereby the terms of the SEA were amended and restated in their entirety. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Daifu Shareholders agreed to transfer 100% of the outstanding shares of Daifu to us in exchange for the issuance of 73,801,525 shares of the common stock to the Daifu shareholders. All outstanding warrants (the “Rotoblock Warrants”) of the Company to purchase in the aggregate 9,281,160 shares of common stock of the Company will be left intact and remain outstanding after the share exchange transaction is completed.

On November 18, 2011, we completed our acquisition of daifuWaste Management Holdings Limited, a Cayman Islands company ("Daifu”) with the shareholders of Daifu, which own shares constituting 100% of the issued and outstanding ordinary and preferred shares of Daifu, and Chien Chih Liu, our principal controlling shareholder. Pursuant to the terms of the Share Exchange Agreement, the Daifu Shareholders transferred all of their Daifu Shares to us in exchange for the issuance of 73,801,525 shares of our common stock, par value $0.001 per share, to the Daifu Shareholders. The shares were issued on May 10, 2011 and were held in treasury by us pending completion of the SEA. Daifu is now a wholly-owned subsidiary of the Company.

Prior to completion of the Share Exchange, we were a development stage enterprise whose operations relate to the development, manufacture and marketing of the Oscillating Piston Engine (OPE) technology and other energy-efficient and environmental equipment in China. The OPE patented internal combustion engine is different than conventional reciprocating engine technology in that the current oscillating piston design incorporates four pairs of pistons. Each of these eight pistons is alternately attached, through two oppositely rotating adjacent discs, to two coaxial drive shafts extending from the center of one face of the cylinder block.  Each piston is attached to a single disc such that four non-adjacent pistons are rigidly affixed to the upper disc and the remaining four to the lower. Each concentric shaft is attached, respectively, to the connecting discs. The OPE technology is also a departure from conventional engine design, resulting in fewer moving parts, has allowed us to produce an engine with reduced frictional losses, which if proven in testing, could lead to increased reliability, improved performance and longer engine life.

We are in the process of improving the OPE technology to make the engine more efficient, economical and environmentally friendly in an effort to make it attractive to engine manufacturers to either acquire the technology or negotiate license agreements to use the technology. We have made several changes to the prototype engine.  All parts except the crankshaft and engine block have been redesigned.

We will continue the research, development and testing efforts, with test runs of the engine, until it is certain that there has been completed the best, most efficient model. This goal will be considered to be reached when the engine demonstrates a power to weight ratio of 2:1.

We have an option to acquire all of the rights, title and interest in and to a patented technology and prototype engine the Oscillating Piston Engine (OPE). We do not own the patents or rights underlying the patents, but rather, have been granted the use thereof and an option to purchase the rights. Pursuant to the terms of the agreement, the options may also be assigned to a third party without consent of the Estate of the Optionor. The patent options will allow us to develop products in the following areas: the basic Oscillating Piston Engine, Oscillating Piston Engine for a ducted fan for aircraft, boats or hovercraft, Oscillating Piston Engine for an electrical charging system for electrically powered vehicle, Oscillating Piston Engine for Pumping Systems and Oscillating Piston Engines as a power source for helicopters.

Since we have been a development stage enterprise, we have limited assets and no revenues have been recognized until the products are sold.

Rotoblock Inc., is Registrant's wholly-owned subsidiary and is a Canadian corporation which was incorporated on September 2, 2003. We acquired all of the outstanding shares of Rotoblock, Inc. on March 30, 2004 in exchange for issuing 300,000 shares of our Common Stock to the shareholders of Rotoblock, Inc. Daifu, our wholly-owned subsidiary, was incorporated in the Cayman Islands on August 1, 2000. Daifu owns 100% of daifuWaste Management Holding (“daifuWaste Samoa”), which was incorporated in Samoa on October 3, 2007. daifuWaste Samoa owns: (i) 100% of daifuWaste Solutions Inc. (“daifuWaste Solutions”), a company incorporated in the British Virgin Islands (“BVI”) on August 11, 2000, (ii) 100% of daifiWaste Investment Limited (“daifuWaste Investment”), a company incorporated in Samoa on October 3, 2007, and (iii) 95% of Hydroclave China Inc. (“Hydroclave”), a company incorporated in the BVI on July 15, 2002. daifuWaste Solutions owns 100% of dafuWaste Investment (Hong Kong) Limited (“daifuWaste HK”), a company incorporated in Hong Kong on March 6, 2000. daifuWaste HK owns 100% of the equity of Puhua Kangjian Environment Technology (Shenzhen) Limited (“PHKJ”), a wholly foreign owned entity incorporated in the PRC on September 15, 2003.

As a result of the Share Exchange, Daifu became our wholly owned subsidiary and we acquired the business and operations of PHKJ, its PRC subsidiary.  PHKJ designs, develops and sells medical waste treatment non-incinerator systems in China.

Our current corporate structure is set forth below:

Rotoblock Corporation
(Nevada)
100%

100%		100%
diafu Waste Management		Rotoblock, Inc
Holding Limited (Cayman)		(Canada)
(Cayman Islands)

	100%
	diafu Waste Management
	Holding Limited
	(Samoa)

95%	100%	100%
Hydoclave China, Inc	diafuWaste Solutions, Inc	diafuWaste Investment Limited
(BVI)	(BVI)	(Samoa)

	100%
	diafuWaste Investment Hong Kong
	(Hong Kong)

	100%
	Puha Kangjian Environmental Technology

Business of our Wholly-Owned Subsidiary

Daifu's goal is to become the leading medical waste management company in PRC, by leveraging our existing leadership position as a medical waste technology provider to expand the company from a solution provider to service-solution provider.

Daifu is a holding company that only operates through our direct Chinese subsidiary. Through our Chinese subsidiary, we design, develop, manufacture and sell medical waste treatment (“MWT”) non-incinerator systems in China. We market, sell and service our 5 series of (HAI ZHUO KE)” branded medical waste treatment systems in China. There are over 10 sets of systems in operation in China currently. Our client bases are hospitals and non-hospital medical institutions in China, including No. 302 Hospital in Beijing, a leading hospital in China. We also donated a mobile MWT system to Sichuan province, the most populous province in China, after the May 2008 earthquake.

Daifu has started to expand to servicing by investing and acquiring centralized medical service centers in China. We are prepared to make additional investments in medical service centers after becoming a public company with access to more funding sources.

Daifu Products

Daifu markets sells and services its 5 series of (HAI ZHUO KE)” branded medical waste treatment (MWT) non-incinerator system in China. The MWT system we manufacture and sell is based on the licensed technology from Hydroclave Systems Corp. (“Hydroclave Canada”), a Canadian company that specializes in MWT and Special Waste Treatment (“SWT”). The systems works under high-pressure and high-temperature environment and use steam to sterilize and disinfect the medical waste materials. The medical waste is also shredded into small proportions during the treatment. After the treatment, the medical waste is non-recognizable and harmless and ready for landfill. The daifu technology has the advantages of high-efficiency, environment-friendly and low operation and maintenance cost. Also, the daifu system is in full compliance with the specification and emission requirements issued by World Health Organization (WHO) and “The Technical Specifications Regarding the High-Temperature Steam Centralized Treatment of Medical Waste”, issued by China Ministry of Environment Protection (MEP).

Daifu Product Series

The daifu MWT non-incinerator system has the following series, capacity and applications:

Series Name	Working Temperature (C)	Batch Name (L)	Batch Capacity (Kg)	Application
H25 Series	134	700	115	In-house hospital; mobile system; or small centralized waste management facility
H35 Series	134	1000	160	In-house hospital; mobile system; or small centralized waste management facility
H65 Series	134	1800	300	Centralized waste management facility
H100 Series	134	2800	450	Centralized waste management facility
H250 Series	134	7000	1200	Centralized waste management facility

Daifu has registered the trademark of (HAI ZHUO KE) with the Trademark Office of the State Administration for Industry and Commerce of China. Daifu uses the trademark for the sales and marketing of its products. The trademark expires in May 2013 and may be renewed thereafter.

Working Principle of Our Products

The (HAI ZHUO KE)-branded MWT non-incinerator system applies high-temperature and high-pressure steam to treat all kinds of medical waste materials. To achieve the goal of thorough and even sterilization of infectious waste material, we applied 2 principles when designing our systems:

·         The waste is treated in a continual mixing and fragmenting hot vessel, to ensure that all waste particles from small needles to bulk liquid infectious wastes are subjected thoroughly and evenly to a heat temperature that kills micro organisms;

·         Instead of exposing the medical waste to be treated to direct steam, indirect steam is used. The indirect steam ensures uniform heat and allows the waste to generate its own steam from its moisture. The indirect process also greatly reduces emission of hazardous materials into the air.

Components of the Daifu System

The Daifu MWT system is usually made up of the following components:

Sterilizer

The system is the main component. The sterilizer sterilizes the waste with high temperature and pressure and simultaneously fragments and dries the waste to reduce significantly the weight and volume of the waste. The sterilize has 2 different styles: 1) front loading systems and 2) top loading systems.

Boiler

The boiler generates the high temperature steam used in the sterilizer. The boiler can be operated using various fuel types based on availability and customer preferences. The most common fuels are oil, natural gas, propane, coal or diesel. Steam from the boiler can also be used to heat water for the Container Cleaning System.

Conveyor

The conveyer moves the treated waste from the sterilizer to the shredder and to a compactor or a collection container or truck. The conveyors are custom designed and built to suit the specific installations.

VOC Waste Gas Filter System

The filter system is an important component that condenses and filters the pressurized gases generated during treatment of the medical waste in the sterilizer. Volatile organic compounds (“VOCs”) are produced during the high temperature treatment and must be filtered before being released to the atmosphere. This specially engineered system ensures that these gases are cooled below 40°C and filtered to release environmentally non-harmful emissions to the atmosphere.

Shredder

The shredder (or grinder) is used to further reduce the size of the waste fragments after the treatment cycle. The waste is already fragmented and considerably reduced in size within the sterilizer’s treatment cycle. However, some local regulations or landfill operators require additional shredding to ensure the fragments are “unrecognizable” to prevent reclamation of any waste residues.

Container Cleaning System

The cleaning system is automated and is used to clean the soiled waste bins that are used to transport the waste to the facility from the hospitals or other sources. A chain conveyor method conveys the soiled waste bins through a series of high pressure hot water sprays and then through another series of sprays that chemically sanitize the containers. The excess water is blown off to dry the waste bins before they are shipped back to customers for reuse.

Control Panel

The control panel fully automates the system by using state-of-the-art logic controllers and a large touch screen. The panel is designed for ease of use and requires minimal operator training. Smaller remote panels can be used for ease of access by connection to the main control panel. The system logs all treatment cycle data and is accessible via the internet, making data retrieval convenient and allowing technicians to troubleshoot remotely.

Technical Advantages of the System

Compared to other MWT techniques, such as incinerator, microwaving and heat-pressure, the Daifu system has the following advantages:

·         Zero-emission of Dioxin, the most toxic elements often found in medical wastes treatment;

·         The sterilization result passes the industrial standard of LOG4 (for which the survival probability rate after-treatment is 1:10,000), reaching LOG6 (for which the survival probability rate is 1:1,000,000) to LOG8 (for which the survival probability rate is 1:100,000,000);

·         The steam generated can be recycled and reused, thus saving energy and cost;

·         Low operating and maintenance cost and low emission;

·         Complete automated operation, ensuring safety;

·         No emission of any toxic, hazardous and infectious substances into the air;

·         Greatly reduce the volume and weight of disposable post-treatment waste.

Manufacturing

Currently Daifu OEMs the manufacture of its system through third-party partners, including Tianjin Huatai Pressure Container Corporation Ltd. (“Tianjin Huatai”) and Zhejiang Muopeng Machinery Corporation, Ltd (“Zhejiang Muopeng”). Tianjin Huatai is mainly responsible for the manufacturing of the sterilizer. Zhejiang Muopeng is mainly responsible for the manufacturing of the periphery components, such as the conveyor and loading platform. Daifu purchases the control panel and other parts from third-party suppliers based on quality, price and other terms.

When Daifu gets a firm order with a deposit from a client, it places the order with manufacturing partners. The usual manufacturing time is between 30 and 60 days. Daifu has been satisfied with its partners from working with them for over 5 years. Daifu also has a plan to acquire a specialized pressurized vessel company in China so that it can start to manufacture its systems internally. The discussion with the target is underway and Daifu hopes to complete an acquisition soon.

Environmental Protection

Daifu’s manufacturing operations are subject to PRC environmental laws and regulations on air emission, solid waste emission, sewage and waste water, discharge of waste and pollutants, and noise pollution. These laws and regulations include Law of the PRC on Environmental Protection, Law of the PRC on the Prevention and Control of Water Pollution, Law of the PRC on the Prevention and Control of Atmospheric Pollution, Law of the PRC on the Prevention and Control of Pollution from Environmental Noise and Law of the PRC on the Prevention and Control of Environmental Pollution of Solid Waste. Daifu is also subject to periodic monitoring by relevant local government environmental protection authorities.

According to these environmental laws and regulations, all business operations that may cause environmental pollution and other public hazards are required to incorporate environmental protection measures into their operations and establish a reliable system for environmental protection. The operations must adopt measures to prevent and control pollution levels and harm caused to the environment in the form of waste gas, waste water and solid waste, dust, malodorous gas, radioactive substance, noise, vibration and electromagnetic radiation generated in the course of production, construction or other activities. Companies in the PRC are also required to carry out an environment impact assessment before starting construction of production facilities and the installation of pollution treatment facilities. The assessment shows that the construction or instruction will meet the relevant environmental standards and treat pollutants before discharge. Daifu has done the required environment impact assessment before selecting our OEM third-party partners and all of our third-party partners have obtained all the required permits and environmental approvals.

Health and Safety Matters

The PRC Production Safety Law (the “Production Safety Law”) requires that our third-party partners maintain safe working conditions under the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. Daifu’s third-party partners are required to offer education and training programs to their employees about production safety. The design, manufacture, installation, use and maintenance of our safety equipment must conform to applicable national and industrial standards. In addition, its third-party partners are required to provide employees with safety and protective equipment that meet national and industrial standards and to supervise and educate employees to wear or use such equipment according to the prescribed rules.

Daifu complies with all applicable labor and safety laws and regulations and has implemented internal safety guidelines and operating procedures.

Daifu also complies with the new PRC Labor Contract Law, which came into effect on January 1, 2008, and does not believe this new law will have any adverse impact on our business and operations. Since daifu started business, no employee has been involved in any major accident at work, and we have never been subject to governmental disciplinary actions over the labor protection issues.

Daifu Research and Development Efforts

Daifu currently operate one research and development center located in Beijing. As of October 31, 2011, Daifu had 6 research and development staff (all of whom hold college degrees in mechanical engineering and automation) who independently manage new product development projects. The research and development center’s mission is to develop advanced system, lower emission and achieve higher efficiency in treatment process, and to provide training. Daifu has also recruited renowned experts in the industry to be its technology advisors. Their contribution and insights have helped to develop new and advanced products.

Sales Process

We have established a sales network nationwide which is composed of sales representatives, agents and third-party partners. Most of our projects are centralized municipal waste treatment centers. The centers usually finance the projects through special government bonds. Daifu also sells to hospitals and medical institutions nationwide. It usually obtain the potential project leads through contacts in various cities. Daifu then contacts the contractor who will operate the waste treatment centers. Daifu works with the contractor to incorporate its technology and specifications in the feasibility study that is prepared by the local Development and Reform Commission (DRC). Then the feasibility study is presented to the provincial (municipal) DRC for environmental impact study and submitted to the National Development and Reform Commission (NDRC) for evaluation and approval. The NDRC has the final authority to approve the project and allocate the government bonds for the construction. Usually the NDRC only approve the projects presented to it twice per year.

After the project is approved and the funds allocated, the local contractor will start the project design process. In this process, Daifu works together with the contractor to include its technology and specifications into the final design. Then a bidding process for the equipment of the treatment center takes place. If Daifu wins the bid, it starts the manufacturing process and delivers the system to the contractor based on the time frame of the contract. An indicative sales cycle for our system is between 6 to 12 months, depending on the size and sophistication of the system.

Once Daifu wins the bid and signs the sales contract with a customer, it asks them to pay a deposit between 30% and 50% of the total contract value. When the system is delivered, 90% to 95% of the total contract value is paid. The balance is held to cover the warranty and will be paid at the end of the warranty period (typically 12 months), provided that no warranty repairs are required from the operation of the system and all technical specifications are met to the satisfaction of the owner and operator.

Sales and Marketing Strategy

In the future, Daifu's sales and marketing strategy will focus on the following aspects:

Strengthen its sales efforts by hiring more sales representatives

Daifu plans to hire more full-time sales representatives and to establish more branch offices in China, especially in the regions that have established market awareness and reputation, such as in Southeastern China. This will improve its contacts with existing and potential clients, as well as enable collection of market intelligence for potential clients.

Expand is nationwide agents and business partner networks

Besides establishing in-house sales force, Daifu will also depend on its agents and business partner network for sales leads and market intelligence. As discussed above, the sales process for selling its systems is usually complicated and multiple government bodies and regulators are involved. This complexity means that Daifu has to rely on its local contacts for the most recent and accurate market information. Establishing a reliable and long-term sales agent network nationwide is critical for future growth.

Improve the name-recognition of Daifu and its products

Since Daifu started operations in 2001, it has witnessed the growth and development of the MWT industry in China, as well as the gradual increase in the awareness of the need to protect the environment in China. The general population in China is becoming more aware about environmental protection issues. Daifu believes that this development is a good trend for Daifu. Through participating in related conferences and exhibitions, as well as making selective social welfare donations, such as to the earthquake-struck regions of Sichuan Province, Daifu will try to increase the market awareness of its technology and system and improve its competitive position as a result.

Next Step: Entry into Waste Management Services

Daifu wants to become the leading medical waste management company in PRC, by leveraging its present leadership position as a medical waste technology provider and expanding its business from a solution provider to a service+ solution provider. Daifu estimates that the medical waste market is a RMB 5 billion market, in both equipment and services.

Competition

The market for MWT systems is still relatively new and fragmented in China. No company, either foreign or Chinese, dominates the industry. A few foreign companies are seeking to take advantage of the growth of the Chinese environment protection market. The foreign companies include Bondtech of USA, Webeco of Germany and Ecodas of France.

Only a few domestic companies are in the industry because of the newness of the market. Some of the domestic competitors are state-owned.and tend to be aggressive in prices when bidding on projects. The domestic companies include Shandong Xinhua, Chongqing Zhide Boiler and Tianjin Green Tech.

Daifu competes on the basis of price and quality of our products, the ability to produce a diverse range of products and customer service. Our high-temperature, high-pressure treatment technology is more advanced and environment-friendly than the competing technologies, such as incineration, vacuuming or microwaving.

Results of Operations

We are still in the development stages of our business and have generated no revenues since inception and have incurred total net losses since inception of $8,403,868. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations and become cash flow positive, or that we will be able to continue to raise additional equity capital if and when needed to continue our business operations; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating our business for at least the remainder of our fiscal year ending April 2012.

Three and six month period ended October 31, 2011 as compared to the three and six month period ended October 31, 2010

For the three month period ended October 31, 2011, we incurred net operating losses of $153,395, or $0.03 per share, as compared to net operating losses of $195,677, or $0.03 per share, for the three month period ended October 31, 2010.

Our total operating expenses were all general and administrative expenses incurred in the normal day-to-day operations of our business as follows:

	For the period from the date of inception on 2 September 2003 to 31 October 2011	For the three month period ended 31 October 2011	For the three month period ended 31 October 2010	For the six month period ended 31 October 2011	For the six month period ended 31 October 2010
	$	$	$	$	$

Consulting fees (Notes 9, 10 and 13)	1,479,399	30,000	66,303	60,000	134,908
Depreciation (Note 5)	31,243	3,401	4,056	6,801	8,047
Foreign exchange loss	1,545	-	-	-	-
Interest (Notes 7 and 13)	223,921	30,243	-	60,489	4,334
Investor relations (Notes 10 and 13)	389,878	-	406	-	406
Listing, filing and transfer agent fees	66,502	3,185	2,700	5,686	2,870
Management fees (Notes 9 and 13)	300,000	-	-	-	-
Office and sundry	75,919	1,624	1,212	2,268	2,328
Professional fees	608,684	23,140	10,488	50,435	18,648
Public relations and shareholder information (recovery)	194,473	(406)	-	2,814	100,000
Rent	79,205	-	-	-	-
Research and development	387,173	-	-	-	-
Salaries and wages (Notes 9, 10, 12 and 13)	646,654	41,251	56,717	72,502	87,968
Stock-based compensation (Notes 10 and 13)	3,157,726	-	-	-	-
Travel and entertainment	487,493	20,957	53,795	51,914	86,171

	8,129,815	153,395	195,677	312,909	445,680

Our total operating expenses decreased by $42,282 during the three month period ended October 31, 2011, as compared to the three month period ended October 31, 2010, primarily due to the decreases in consulting and professional fees.

Liquidity, Capital Resources and Cash Flows

We currently have $86,184 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we complete the final prototype of our product to bring to market for sale or enter into an agreement with a joint venture partner to complete our plans. We are currently researching both options; however, no definitive agreements have yet been entered into successfully. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. There can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not  intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by investing or financing activities for the three  month period ended October 31, 2011.

At October 31, 2011, we have an amount due to a related party for $673, payable to a former director and stockholder of the company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Available-for-Sale Investments

On February 11, 2010, we entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned us $2,000,000 in the form of a convertible promissory note. The principal balance of the note bears interest at the rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest is due and payable on the earlier of February 11, 2012 or when demand is made by Samyang. All principal, together with all accrued and unpaid interest, shall automatically convert into shares of our common stock, valued at a price of $1.10 per share, on February 11, 2012 or on demand by Samyang. At October 31, 2011, the total amount of principal and accrued interest due and payable on the note was $2,206,137. In turn, under the terms of the Investment Agreement, we acquired 977,966 common shares of Samyang, valued at $1,000,000. Available-for-sale investments are carried at fair value, with unrealized gains and losses recorded as other comprehensive income and other than temporary losses recognized in net income. As of October 31, 2011, the fair value of the shares of Samyang were as follows:

		Unrealized loss	Fair value
	Adjusted cost		31 October 2011	30 April 2011 (Audited)
	$	$	$	$

977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	33,050	1,033,050	887,915

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended October 31, 2011, we issued 52,922,810 shares of our common stock, valued at $1.58 per share, to the shareholders of daifuWaste Management Holding Limited, a privately held medical waste treatment company headquartered in Beijing, China (“daifuWaste”), pursuant to the terms of a Share Exchange Agreement we entered into with daifuWaste on May 10, 2011, amended on November 11, 2011.

On November 18, 2011, we completed our acquisition of daifuWaste Management Holdings Limited, a Cayman Islands company ("Daifu”) with the shareholders of Daifu, which own shares constituting 100% of the issued and outstanding ordinary and preferred shares of Daifu, and Chien Chih Liu, our principal controlling shareholder. Pursuant to the terms of the Share Exchange Agreement, the Daifu Shareholders transferred all of their Daifu Shares to us in exchange for the issuance of 73,801,525 shares of our common stock, par value $0.001 per share, to the Daifu Shareholders.

All outstanding warrants (the “Rotoblock Warrants”) to purchase in the aggregate 9,281,160 shares of common stock of the Company have been left intact and remain outstanding after the Share Exchange. As a result of the Share Exchange, Daifu became our wholly-owned subsidiary and the Daifu Shareholders acquired approximately 83.1% of our issued and outstanding common stock and common stock equivalents (including the shares underlying the Rotoblock Warrants).

At October 31, 2011, a total of 58,629,787 shares of common stock were issued and outstanding.  Of these shares, 57,142,703 are considered "restricted securities" under the Securities Act of 1933, as amended.

Following are details of the common stock purchase warrants outstanding at October 31, 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	7.50	50,000	0.11
Warrants	12.50	7,600	0.86
Warrants	7.50	20,000	1.42
Warrants	7.50	16,000	1.53
Warrants	12.50	3,333	1.68
Warrants	0.25	25,000	2.71
Warrants	0.25	25,000	2.73
Warrants	0.50	200,000	2.73
Warrants	2.50	57,144	2.73
Warrants	0.25	2,181,750	3.29
Warrants	1.00	50,000	3.29
Warrants	0.25	333,333	3.33
Warrants	1.00	300,000	3.38
Warrants	0.25	12,000	3.46
Warrants	0.25	6,000,000	8.39

		9,281,160

Following is a summary of our warrant activities during the three and six month period ended October 31, 2011:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable 1 May 2011	9,281,160	0.38
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable 31 October 2011	9,281,160	0.38

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the six month period ended October 31, 2011 amounted to $Nil per warrant. The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following assumptions:

	As at 31 October 2011	As at 30 April 2011 (Audited)

Risk free interest rate	-	2.47%
Expected life	-	5.0 years
Annualized volatility	-	603%
Expected dividends	-	-

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

Dated: December 14, 2011

/s/  Richard Di Stefano

By: Richard Di Stefano, Principal Accounting Officer

Dated: December 14, 2011

