Form 10-K
period 2011-12-31
Rotoblock Corp
filed 2012-04-16
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES         NO  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  [  ]   No [ X ]

 The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2011 was $10,005,350.

There were a total of 80,305,349 shares of the Registrant’s Common Stock outstanding as of April 9,2012.

1

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, or Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

·	our ability to establish, maintain and strengthen our brand;

·	our ability to successfully integrate acquired subsidiaries, into our company and business;

·	our ability to maintain effective disclosure controls and procedures;

·	our limited operating history, particularly of Rotoblock and daifuWaste Management on a consolidated basis;

·	whether the medical waste treatment service market and medical waste treatment equipment market continue to grow and, if they does, the pace at which they may grow;

·	our ability to attract and retain the personnel qualified to implement our growth strategies;

·	our ability to obtain approval from government authorities for our medical service treatment centers;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term financing needs;

·	our ability to compete against our competitors;

·	changes in our business plan and corporate strategies; and

·	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

In this annual report on Form 10-K the term refers to Rotoblock refers to Rotoblock, the term Daifu refers to daifuWaste Management Holdings , Ltd. and “we,” “us” and “our” refer to Rotoblock , as the context indicates.

Item 1.  Business

Overview

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE) which we are still developing. We maintain our statutory registered agent's office in Carson City, Nevada and our US business office is located at 300 B Street Santa Rosa ,California 95401.

As disclosed in the Form 8KA filed November 15, 2011, and as subsequently amended, Rotoblock and the shareholders of Daifu entered into an Amended and Restated Agreement and Plan of Share Exchange dated November 11, 2010 (Share Exchange Agreement”) pursuant to which the Daifu shareholders transferred 100% of the outstanding shares of Daifu to Rotoblock in exchange for the issuance of 73,801,525 shares of Rotoblock’s common stock to the Daifu Shareholders.

Rotoblock maintains its corporate administrative office in Santa Rosa, California, at 300 B Street, Phone 707-578-5220. There are also two small operational offices, one in Hong Kong and one in Beijing.

As a result of the Share Exchange Agreement, our business now includes the operations of Dairu, PHKJ, Daifu’s People’s Republic of China subsidiary. PHKJ designs, develops and sells medical waste treatment non-incinerator systems in China.

Our current corporate structure is set forth below:

Rotoblock Corporation
(Nevada)
100%

100%		100%
diafu Waste Management		Rotoblock, Inc
Holding Limited (Cayman)		(Canada)
(Cayman Islands)

	100%
	diafu Waste Management
	Holding Limited
	(Samoa)

95%	100%	100%
Hydoclave China, Inc	diafuWaste Solutions, Inc	diafuWaste Investment Limited
(BVI)	(BVI)	(Samoa)

	100%
	diafuWaste Investment Hong Kong
	(Hong Kong)

	100%
	Puha Kangjian Environmental Technology

Our Overall Business

Rotoblock Corporation is currently involved in the development, licensing and marketing of a new type of patented oscillating piston engine “OPS” and other energy-efficient and environmental equipment in China for distribution worldwide. The Company is also seeking to become the leading medical waste management company in PRC with the recent acquisition of Daifu.

Rotoblock Oscillating Piston Engine Technology (OPE)

Prior to the acquisition of Daifu, we were a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is focused on the development and manufacturing of a new type of patented oscillating piston engine “OPS” and other energy-efficient and environmental equipment in China for distribution worldwide.

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

Research, Development and Testing Since Acquisition

We have conducted a number of test runs with the engine and are continuing to improve upon the technology. The milestones we have set for ourselves have been reached and we are in the process of discussing potential joint ventures and/or co-development arrangements with qualified manufacturers. We are researching technologies that could be used in conjunction with the OPE, therefore enhancing the uses for this unique engine. The market has a need for technologically advanced and efficient propulsion systems, be they straight mechanical or hybrid in nature. One of the greatest challenges when incorporating hybrid technology into a vehicle is space limitation. Due to the projected high power-to-weight ratio of the OPE, at a given horsepower output OPE technology will result in a smaller, more compact engine, hence being ideally suited for such applications. We have also been contacted by manufacturers in the following areas who feel that the OPE exhibits attributes and characteristics that would benefit their product lines: - High power marine outboard motors and axiliary-power units for the trucking industry.

With the successful test run of the OPE, the Company has established the viability of the OPE. Current events and the needs of international markets to capitalize on technological advances in propulsion technology immediately have necessitated an expansion of our mission. Global supply issues of conventional fuels and rapid advances of software and electric control, measurement and communication techniques have changed the competitive environment. Thus, the Company is concentrating on licensing the OPE technology to all available markets. Concurrently, the Company is inviting new technologies that may be used in conjunction with the OPE in order to be able to eventually offer complete propulsion and/or power generating systems to the market.

The Company’s marketing efforts will be focused on selling manufacturing licenses or rights to use the technology. Sale of the technology rights would be preferred, as the administration and enforcement of licensing agreements can be very complex and costly.

The Company considers it important that a new engine concept be introduced in a low-key manner and in applications that are not mission-critical in order to build a reputation of reliability over time. We intend to pursue a marketing strategy that primarily targets manufacturers of general purpose engines and secondarily, manufacturers of engines used in recreational vehicles, such as outboard motors and other weight critical uses. A review of the general purpose engine market is presently underway. To date it has been determined that several large companies, such as Honda, Briggs & Stratton, Tecumseh, Kawasaki, Kohler and Stihl, dominate the industry. Initially, we intend to focus our marketing efforts on these 6 largest manufactures of general purpose engines. The manufacturers produce engines for a large variety of applications, including portable chain saws, weeding machines, portable turbo generators, portable crushers, portable arc welders and generators, snow blowers, lawn mowers and air and gas compressors, among others.

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

We intend to expand our marketing efforts to the marine outboard motor industry, as well as other small engine applications used in the recreational and other markets, such as snowmobiles, small water craft such as Seadoos and all-terrain vehicles. We are confident that a high power to weight ratio engine, similar to our proposed product design will fit into a large area of applications. We are seeking strategic business partners to manufacture and market the OPE.

Daifu

General

Daifu is a holding company that only operates through our direct Chinese subsidiary. Through our Chinese subsidiary, we design, develop, manufacture and sell medical waste treatment (“MWT”) non-incinerator systems in China. We market, sell and service our 5 series of “海卓科 (HAI ZHUO KE)” branded medical waste treatment systems in China. There are over 10 sets of systems in operation in China currently. Our client bases are hospitals and non-hospital medical institutions in China, including No. 302 Hospital in Beijing, a leading hospital in China. We also donated a mobile MWT system to Sichuan province, the most populous province in China, after the May 2008 earthquake.

Daifu’s goal is to become the leading medical waste management company in China, by leveraging our existing leadership position as a medical waste technology provider to expand the company from a solution provider to service-solution provider.

Daifu has started to expand to servicing by investing and acquiring centralized medical waste treatment centers in China. We are prepared to make additional investments in medical waste treatment centers after becoming a public company with access to more funding sources.

Daifu Products

Daifu markets sells and services its 5 series of “海卓科 (HAI ZHUO KE)” branded medical waste treatment (MWT) non-incinerator system in China. The MWT system we manufacture and sell is based on the licensed technology from Hydroclave Systems Corp. (“Hydroclave Canada”), a Canadian company that specializes in MWT and Special Waste

Treatment (“SWT”). The systems works under high-pressure and high-temperature environment and use steam to sterilize and disinfect the medical waste materials. The medical waste is also shredded into small proportions during the treatment. After the treatment, the medical waste is non-recognizable and harmless and ready for landfill. The daifu technology has the advantages of high-efficiency, environment-friendly and low operation and maintenance cost. Also, the daifu system is in full compliance with the specification and emission requirements issued by World Health Organization (WHO) and “The Technical Specifications Regarding the High-Temperature Steam Centralized Treatment of Medical Waste”, issued by China Ministry of Environment Protection (MEP).

Daifu Product Series

The MWT non-incinerator system has the following series, capacity and applications:

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

We have registered the trademark of “海卓科 (HAI ZHUO KE)” with the Trademark Office of the State Administration for Industry and Commerce of China. Daifu uses the trademark for the sales and marketing of our products. Our trademark expires in May 2013 and may be renewed thereafter.

Working Principle of Our Daifu Products

The “海卓科 HAI ZHUO KE)”-branded MWT non-incinerator system applies high-temperature and high-pressure steam to treat all kinds of medical waste materials. To achieve the goal of thorough and even sterilization of infectious waste material, we applied 2 principles when designing our systems:

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

Components of the Daifu System

The Daifu MWT system is usually made up of the following components:

Sterilizer

The system is the main component. The sterilizer sterilizes the waste with high temperature and pressure and simultaneously fragments and dries the waste to reduce significantly the weight and volume of the waste.. The sterilize has 2 different styles: 1) front loading systems and 2) top loading systems.

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

Technical Advantages of Our System

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

Manufacturing

Currently Daifu has OEM agreements for the manufacture of its system through our third-party partners, including Tianjin Huatai Pressure Container Corporation Ltd. (“Tianjin Huatai”) and Zhejiang Muopeng Machinery Corporation, Ltd (“Zhejiang Muopeng”). Tianjin Huatai is mainly responsible for the manufacturing of the sterilizer. Zhejiang Muopeng is mainly responsible for the manufacturing of the periphery components, such as the conveyor and loading platform. We purchase the control panel and other parts from third-party suppliers based on quality, price and other terms.

When we receive a firm order with a deposit from our clients, we place the order with our manufacturing partners. The usual manufacturing time is between 30 and 60 days. We have been satisfied with our partners from working with them for over 5 years. We also have a plan to acquire a specialized pressurized vessel company in China so that we can start to manufacture our systems internally. The discussion with the target is underway and we hope to complete the acquisition soon.

Environmental Protection

Our manufacturing operations are subject to the environmental laws and regulations of the People’s Republic of China on air emission, solid waste emission, sewage and waste water, discharge of waste and pollutants, and noise pollution. These laws and regulations include the Law on Environmental Protection, the Law on the Prevention and Control of Water Pollution, the Law on the Prevention and Control of Atmospheric Pollution, the Law on the Prevention and Control of Pollution from Environmental Noise and the Law on the Prevention and Control of Environmental Pollution of Solid Waste. We are also subject to periodic monitoring by relevant local government environmental protection authorities.

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

Health and Safety Matters

The PRC Production Safety Law (the “Production Safety Law”) requires that our third-party partners maintain safe working conditions under the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. Our third-party partners are required to offer education and training programs to their employees about production safety. The design, manufacture, installation, use and maintenance of our safety equipment must conform to applicable national and industrial standards. In addition, our third –party partners are required to provide employees with safety and protective equipment that meet national and industrial standards and to supervise and educate employees to wear or use such equipment according to the prescribed rules.

Daifu complies with all applicable labor and safety laws and regulations and has implemented internal safety guidelines and operating procedures.

Daifu also complies with the new Chinese Labor Contract Law, which came into effect on January 1, 2008, and does not believe this new law will have any adverse impact on our business and operations. Since Daifu started business, no employee has been involved in any major accident at work, and we have never been subject to governmental disciplinary actions over the labor protection issues.

Daifu Research and Development Efforts - How We Create New Products and Enhance Existing Ones

Daifu currently operate one research and development center located in Beijing. As of December 31, 2011, we had 6 research and development staff (all of whom hold college degrees in mechanical engineering and automation) who independently manage new product development projects. Our research and development center’s mission is to develop advanced system, lower emission and achieve higher efficiency in treatment process, and to provide training. We have also recruited renowned experts in the industry to be our technology advisors. Their contribution and insights also helped us to develop new and advanced products.

Sales Process

We have established a sales network nationwide which is composed of sales representatives, agents and third-party partners. Most of our projects are centralized municipal waste treatment centers. The centers usually finance the projects through special government bonds. Daifu also sells to hospitals and medical institutions nationwide. We usually obtain the potential project leads through our contacts in various cities. Then we will contact the contractor who will operate the waste treatment centers. We will work with the contractor to incorporate our technology and specifications in the feasibility study that is prepared by the local Development and Reform Commission (DRC). Then the feasibility study will be presented to the provincial (municipal) DRC for environmental impact study and be submitted to the National Development and Reform Commission (NDRC) for evaluation and approval. The NDRC has the final authority to approve the project and allocate the government bonds for the construction. Usually the NDRC only approve the projects presented to it twice per year.

After the project is approved and the funds allocated, the local contractor will start the project design process. In this process, we work together with them to include our technology and specifications into the final design. Then a bidding process for the equipment of the treatment center takes place. If daifu wins the bidding, we will start the manufacturing process and deliver the system to the contractor based on the time frame of the contract. An indicative sales cycle for our system is between 6 to 12 months, depending on the size and sophistication of the system.

Once Daifu wins the bidding and sign the sales contract with a customer, we will ask them to pay a deposit between 30% and 50% of the total contract value. When the system is delivered, 90% to 95% of the total contract value will be paid. The balance will be held to cover the warranty and will be paid at the end of the warranty period (typically 12 months) provided that no warranty repairs are required from the operation of the system and all technical specifications are met to the satisfaction of the owner and operator.

Sales and Marketing Strategy

In the future, Daifu's sales and marketing strategy will focus on the following aspects:

Strengthen our sales efforts through hiring more sales representatives

We plan to hire more full-time sales representatives and to establish more branch offices in China, especially in the regions that we have established market awareness and reputation, such as Southeastern China. This will improve our contacts with existing and potential clients as well as enable collection of market intelligence for potential clients.

Expand our nationwide agents and business partner networks

Besides establishing in-house sales force, we will also depend on our agents and business partner network for sales leads and market intelligence. As discussed above, the sales process for selling our systems is usually complicated and multiple government bodies and regulators are involved. This complexity means that we have to rely on our local contacts for the most recent and accurate market information. Establishing a reliable and long-term sales agent network nationwide is critical for our future growth.

Improve the name-recognition of our company and products

Since Daifu started operations in 2001, we have witnessed the growth and development of the MWT industry in China as well as the gradual increase in the awareness of the need to protect the environment in China. The general population in China is becoming more aware about environmental protection issues. We believe that this development is a good trend for Daifu. Through participating in related conferences and exhibitions, as well as making selective social welfare donations, such as to the earthquake-struck regions of Sichuan Province, we will try to increase the market awareness of our technology and system and improve our competitive position as a result.

Next Step: Entry into Waste Management Services

Daifu wants to become the leading medical waste management company in PRC, by leveraging our present leadership position as a medical waste technology provider and expanding our business from a solution provider to a service+solution provider. Daifu estimates that the medical waste market is a RMB 5 billion market, in both equipment and services.

Daifu started in 2002 and has a strong brand as a technology provider to the medical waste market and government in China for over the past nine years. Government agencies have approved our products and granted licenses. Provinces and cities are using our technology and systems. This government acceptance gives Daifu a competitive advantage to enter the medical waste service business in a market that is still fragmented. Daifu has a good chance to become a leader in the service business.

As China’s economy continues its growth and the living standard keeps rising, the demand for high-quality and affordable healthcare will continue to increase. To meet the ever-present popular demand as well as to harness social harmony, the Chinese government has encouraged the entry of private capital into all sectors relating to healthcare, including hospital, medical institutions and other industries. According to the MOH statistics, the number of hospitals in China in 2010 exceeded 20,900 with over 4.78 million hospital beds. The overall utilization rate of hospital beds stood at the high level of 90% nationwide in 2011. The total number of in-patients and out-patients in China in 2010 was 5.838 billion and 141.4 million. These numbers represent over 10% increase annually from 2008.

The growth in use of hospitals and medical institutions has increased production of medical waste. By industry standard, one hospital bed will produce 0.5-1.0 Kg of waste per day when occupied and 20 to 30 out-patients will produce 1.0 Kg of waste. Daifu estimates the amount of medical waste produced in China now totals approximately 3,000 tons per day and over 1 million tons annually. How to cope with the this medical waste has become a huge challenge to China’s environment and public safety. The Chinese government has continued to implement policies to improve environmental protections and public hygiene for the last ten years. Such incidents as the SARS epidemic catalyzed improvement in rapid response to public health emergencies. In 2008, China encountered difficulties in medical waste treatment in the earthquake area of Sichuan. As one of the waste industry leaders, Daifu developed and made its first mobile medical waste treatment unit and donated to the Chinese government to aid in Sichuan emergency . This mobile unit demonstrates the importance of readiness to deal with medical waste in emergency situations. The government is considering the purchase of more mobile units for cities all over China and to allow Daifu to provide long term mobile unit services under joint venture agreement or BOT (Build, Operate and Transfer) structure.

Currently, China’s medical waste management industry is in its infancy and fragmented. Only first-tier cities, such as Beijing, Shanghai and Guangzhou, enforce government regulations on medical waste treatment. Most Chinese cities, except large first tier cities such as Beijing, Shanghai and Guangzhou, lack centralized MWT centers that the Ministry of Environment Protection (“MEP”) requires. The proportion of medical waste that is centrally treated is small. In most small cities and the countryside, the government-issued rules and regulations on the proper and safe treatment of medical wastes are often neglected. Sales of used medical wastes, such as needles and blood bags, for profit are still widespread in these cities and countryside. However, Daifu expects the second and third tier cities to follow first tier cities to comply with the medical waste treatment policy issued by the central and local governments. This development will create new market opportunities for Daifu in both system sales and the MWT center business.

Daifu is constantly evaluating the needs of the market by direct discussion with city environmental agencies and medical waste management operators. Daifu also participates in conferences and research forums and maintains good communication with MEP to learn about waste policy updates. Our active presence in the field is valuable to the company in assessing potential investments and acquisitions.

Daifu plans to leverage our superior technology and market positioning to expand into the business of operation and management of municipal MWT centers. The current conventional technology is the incinerator, which creates significant air pollution issues. Daifu believes that our technology is superior and more environment-friendly than the competing technologies. Our strategy is to enter into the business of managing the MWT centers in various cities. Expert in non-incinerating technology, Daifu plans to invest in centers with conventional incinerators and converting the incinerators to Daifu's non-incinerating technology for added efficiency and environmental friendliness. This plan is consistent with the direction of development encouraged by current governmental policy.

Daifu has started expansion to the service-solution business by investing and acquiring centralized medical service centers in a few Chinese cities .We entered a joint venture with Hainanzhou Luhuan Medical Waste Disposal Co. Ltd.  in October 2009 to provide medical waste treatment to the city of Hainanzhou, in Qinghai province.  Under the current arrangement, Daifu starts with a minority position which will enlarge to a majority in the future. This project is scheduled to be in operation in the second quarter of 2012

As we implement our plan to enter into the business of managing medical waste treatment centers, Daifu intends to become an integrated player in the medical waste treatment industry in China, covering equipment sales, technology transfer and consulting, as well as management of treatment centers. We believe that, there are few companies in China with a similar business model and that we will enjoy an early entry advantage over our competitors.

Customers

We currently have approximately sixteen customers located in China. The installations range from the planning phase, under construction or completed. The usage is for medical waste or specific hospitals or entire provinces in China. The installations are located as follows: Seven in Sichuan province, Two in Beijing and four more in the planning phase in Sichuan province, one in Guangdong Province and one in Guangxi Province.

Back Log

As of April 10, 2012, Rotoblock had over $2.7 million in backlog orders for installations. The Company anticipates completing these installations by December 31, 2012.

Warranty Program

Our products vary by geography and product and are competitive with other suppliers of these types of products. Generally, our product warranties are 12 months after installation. The customer will hold back between 5% and 10% of the contract value will be kept as warranty cost and will be pay the balance to Daifu after the warranty period expires if no defect in the operation of the system and all technical specifications are met to the satisfaction of the owner and operator during the warranty period.

Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

After Sales Service

Daifu strives to serve our customers as quickly as practicable. After receiving a complaint which requires immediate attention, an engineer will be dispatched to the customer to resolve the problem generally within 24 hours. We have set up a major client response line to communicate with end users and customers. We have also established a department and data collection center that monitor our after-service department and provide it with support.

Daifu’s Indusrty

Governmental legislation and regulation increasingly require the proper handling and disposal of regulated wastes like medical waste and hazardous industrial waste. Medical waste are composed of infectious, toxic and other hazardous wastes which are directly or indirectly produced in the medical care, prevention, health care and other related activities by medical institutions. Medical wastes specifically include infectious wastes, pathological wastes, traumatic wastes, chemical wastes, and drugs.

These wastes contain a large number of bacterial viruses and have the characteristics of space pollution, acute viral infection and latent infection. If the wastes are thrown away and mixed with other living garbage, they will pollute air, water, land, animals and plants, resulting in the spread of diseases, and serious harm to human health.

Medical Wastes in China

The collection and treatment of medical wastes and solid hazardous wastes collection has become a booming industry since 2003 when SARS broke out, growing fast especially in the past three years. Medical waste production grows with an increase in hospital bed usage and outpatient visits. According to the national Ministry of Health (MOH), the number of outpatients in China increased to 5.84 billion in 2010 from 2.446 billion in 2006, or a compound annual growth rate (CAGR) of 24.3%. Inpatients grew at a CAGR of 15.6 % from 79.04 million in 2006 to 141.4 million in 2010; and the number of beds used reached 4.79 million in 2010, representing a CAGR of 8.1% from 2006.

We estimate that medical waste production exceeded 1.15 million tons in 2010, representing 15 % CAGR since 2006, based on various government-issued data and our internal analysis.

Medical Wastes (Outpatients)	Year 2006	Year 2007	Year 2008	Year 2009	Year 2010
Out patients per year (Million)	2,446	2,842	3,532	5,490	5,838
Outpatients per KG	25	25	25	25	25
Medical Wastes per year by Outpatients (million Tons)	0.098	0.114	0.141	0.220	0.234
Medical Wastes (Used beds)	Year 2006	Year 2007	Year 2008	Year 2009	Year 2010
Liscensed Beds (Million)	3,51	3,70	4,04	4,42	4,79
Wastes (Kg/Day/Bed)	0.75	0.75	0.75	0.75	0.75
Bed Usage Rate per Year	64.9%	70.9%	74.7%	77.7%	77.7%*
Medical Wastes/Day	1,709	1,968	2,263	2,573	2,790
Operating days/Year	330	330	330	330	330
Medical Wastes per Year by Used Beds (million Tons)	0.564	0.649	0.747	0.849	0.921
Medical Wastes in Total (million Tons)	0.662	0.763	0.888	1.069	1.154

Source to: Ministry of Health (MOH) Statistics Year Book 2009 and internal analysis.

*: bed usage rate is not available in 2010. However, according to the first 3 quarters statistics by MOH and past tendency analysis, we believe the rate should be higher than that of 2009.

According to the MOH statistics and our analysis, we estimates that the annual market size for medical wastes collection and treatment was at least RMB 3 billion (or more than $450 million) in 2010, and we believe the market will grow at 10-15% in the next 5 years.

According to the “Hazardous waste and medical waste disposal facility construction planning” of 2004 (the “Planning Report”), which was jointly published by the Ministry of Environmental Protection and the State Finance Department of Commerce Ministry, a total of 342 medical waste treatment centers and hazardous waste treatment centers would be established in 326 first-tier and second-tier cities (covering almost all prefecture-level cities). Among these centers, non-incinerator technology (which we use) would be employed in 287 centers which would deal with 3 to 15 tons daily medical wastes; incineration technology would be used in 28 large cities which are mostly capitals in each province. However, our technology can be used to update these incinerators when updating is preferred.

In the Planning Report, there would be another 24 centers/cities which are supposed to deal with medical wastes and hazardous wastes in each center. They are typically incinerators.

Outside of these large and medium sized cities, we believe there is a significant untapped market for our mobile devices. According to Administrative Divisions Forum (www.xzqh.org), in 2010 there are a total of 356 prefecture-level cities, 845 county-level cities and 357 counties in the mainland of China (excluding Taiwan, Hong Kong and Macau). According to the Planning Report, only 326 cities have planned to establish medical centers., There would be 1,202 counties/county-level cities which have not installed and even planned to install qualified facilities to dispose of medical wastes.

Regulation

China’s medical waste equipment industry and medical waste collection and treatment industry are regulated by various government agencies, including the Ministry of Environmental Protection (“MEP”). The MEP has branch offices across China to oversee the medical waste industry at the provincial and county levels. The MEP and other government agencies such as the National Development and Reform Commission (“NDRC”), the MOH, the General Administration of Quality Supervision, Inspection and Quarantine of the PRC (“AQSIQ”) and the Ministry of Commerce (“MOFCOM”), have promulgated rules and regulations relating to the production and the procurement of medical waste equipment, the pricing of medical waste collection, the operation of the equipment, and the licensing and operation of medical waste treatment centers.

The medical waste industry is also subject to extensive provincial and local laws and regulations. This statutory and regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. These permits grant the authority among other things:

·       to make medical waste equipment;

·       to construct and operate collection, transfer and processing facilities.

Permits must be periodically renewed and are subject to modification or revocation by the issuing authority. Regulations also govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of medical waste. In addition, extensive regulations minimize employee exposure to medical waste.

Permits licensing China’s medical waste equipment industry and medical waste collection and treatment industry are subject to two types of permits: Boiler and Pressure Vessel Manufacturing Permit and Hazardous Waste Management Permit.

·       Boiler and Pressure Vessel Manufacturing Supervision and Management Methods of 2002. The Boiler and Pressure Vessel Manufacturing Supervision and Management Methods of 2002 authorize the AQSIQ and its provincial branches to issue and review Boiler and Pressure Vessel Manufacturing Permits.

·       Hazardous Waste Management Permit Management Methods of 2004. The Hazardous Waste Management Permit Management Methods of 2004 authorize the MEP and its county level branches to issue and review hazardous waste management permits. Comprehensive hazardous waste management permit allows the handling of hazardous waste collection, storage and treatment; Hazardous waste collection permits allow only the collection of hazardous waste. Only an enterprise that holds a comprehensive hazardous waste management permit is allowed to collect, store, transport and dispose of medical waste.

Technology Regulations Different regulations apply to the four technologies used in medical waste treatment centers. The technologies are incineration; steam based engineering chemical disinfection and microwave disinfection. All regulations govern waste collection, storage and treatment, daily capacity limitations, selection of plant, facilities infrastructure, and green protection methods for a medical waste incineration plant (or medical waste disposal center). The regulations require the plant (or medical waste disposal center) to acquire a hazardous waste management permit.

State Planning: After SARS (Severe acute respiratory syndrome) broke out in 2003, the MEP issued the Hazardous Waste and Medical Waste Disposal Facility Construction Planning Of 2004. This policy had the following goals.

·       By the end of 2006, to eliminate hazardous waste, medical waste and radioactive waste pollution issues, and achieve the safe storage and disposal of the nationwide hazardous waste, medical waste and radioactive waste.

·       To plan and construct 31 large hazardous waste disposal centers to increase hazardous waste disposal capacity by 2.82 million tons per year; 300 medical waste disposal centers to increase medical waste disposal capacity to 2,080 tons per day.

·       To invest RMB14.92 billion, including RMB6.98 billion in 31 large hazardous waste disposal centers, and RMB6.89 billion in medical waste disposal centers.

·       To support installment of large hazardous waste disposal centers and medical waste disposal centers with national bond funds issued by the central government and local governments; to attracts private capital to the operations of large hazardous waste disposal centers and medical waste disposal centers.

·       To take full advantage of franchise and other methods to prevent low level, disorderly competition and duplicate construction of hazardous waste centers and medical waste disposal centers.

·       To implement a pricing policy for the treatment of hazardous waste and medical waste, establish reasonable pricing criteria; to provide preferential policies to those disposal centers that efficiently treat waste.

Important Domestic Regulations in P.R.C.: After the 2003 SARS breakout, government authority agencies including the MEP and MOH issued laws and regulations to regulate the development of medical waste collection, storage and treatment.

·       Management Regulations on Medical Waste of Medical Institutions of 2003. These regulations regulate medical institutions in the collection, transportation storage and disposal of medical waste. The regulations give the MOH and its branches power to punish violations of the regulations..

·       Medical Waste Management Regulations of 2003 by the State Council. These regulations govern the storage, transfer and disposition of medical waste. The regulations prohibit any company or individuals from transferring or selling medical waste illegally and provide for punishment of violations. .. The regulations provide that medical waste is not permitted to be mixed with other waste and garbage. Medical waste is to be sorted and stored in special containers with special logos. The regulations also require medical institutions and medical waste management centers to provide training and protection for employees who are engaged in collection, transport, storage and disposal of medical waste. The regulations also require registration of medical waste with information about the source, species, weight or quantity, the transfer time, disposal methods, the final destination and the persons handling the treatment and disposal. The registration information is to be kept at least three years.

·       Medical Waste Management Rules of Administrative Penalty of 2004 by MOH. These rules set forth sanctions for violations the above regulations.

·       The Chinese Solid Waste Pollution Prevention Law of 2004. Under this law, any companies, agencies and individuals engaged in collection, storage, disposal and management activities of hazardous waste, must obtain an operations license from municipal and provincial-level branches of MEP.

-        The Chinese Enterprise Income Tax Law of 2007. This income tax provides for tax incentives for investment and operations in state supported public infrastructure or environmental protection projects. The incentives include tax reduction or credits for investment in equipment that protects the environment, or promote energy and water conservation and production safety.

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

Item 1A. Risk Factors

RISK FACTORS

Report investors should carefully consider and evaluate each of the following considerations and all other information set forth in this Report before deciding to invest in our common stock. To the best of our knowledge and belief, all risk factors that are material to investors in making an informed judgment have been set out below. If any of the following considerations and uncertainties develops into actual events, our business, financial conditions, results of operations and prospects could be materially and adversely affected. In such cases, the trading price of our Shares could decline and you may lose all or part of your investment in our Shares.

This Report also contains forward-looking statements having direct and/or indirect implications on our future performance. Our actual results may differ materially from those anticipated by these forward looking statements due to certain factors including the risks and uncertainties faced by us, as described below and elsewhere in this Report.

RISKS RELATED TO OUR BUSINESS

Daifu is a relatively new company and may experience volatility in our business.

Daifu only started to operate in 2001 and has not achieved significant revenue through 2010. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

Our planned expansion into the Medical Waste Treatment Management Center business is a new business for us and we may experience difficulties implementing the plan.

Daifu plans to expand into the MWT center operation and management business by leveraging our industry leadership in the equipment sector. If successfully implemented, the strategy will greatly enhance our industrial and competitive position and generate recurring revenue for us. However, the MWT industry, especially the operation and management of treatment centers, is competitive and undeveloped. Because every city has one or two centers, the operators have close connections with the regulatory agency in the city. One consequence is a lack of transparency or predictability in the MWT center operation and management business. Our plan to acquire these centers may not succeed because of the lack of transparency or predictability. The failure would result in slower growth of Daifu's business than projected.

Our Oscillating Piston Engine is in the small engine industry which is highly competitive and our technology may not be well received or successful.

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

We may be unable to protect the proprietary rights to the Oscillating Piston Engine technologies, patents and intellectual property, which may hamper our ability to license and/or sell the manufacturing rights to the technology, thereby impacting our ability to earn revenues and become profitable.

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

We may not be able to successfully develop an Oscillating Piston Engine to a marketable product.

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

Daifu does not own any manufacturing facilities so our product quality and delivery time may experience negative variances.

Currently, Daifu manufactures our MWT systems through third-party OEM partners. The relationship is mutually beneficial, and we are satisfied with the quality of the manufactured systems and the price and terms. Still, because China has special requirements for pressurized containers, Daifu wants to start manufacturing directly. We are thus considering the acquisition of a special boiler company in China so that we can start to make the systems. However, no understandings, commitments or agreements are in place for the acquisition at this time, and we cannot assure that the acquisition can be completed timely on favorable terms and price. Not having our own manufacturing facilities may our hinder our future growth.

The medical waste treatment industry is heavily regulated by Chinese government and changes in government regulation may negatively impact Daifu's business.

The Chinese government has issued rules, regulations and standards for the disposal and treatment of medical waste as well as other hazardous waste. It also regulates who can operate and manage the municipal treatment centers. The standards and regulations regarding the treatment centers also change frequently. This regulatory environment creates uncertainty for us, and future changes may adversely affect our business.

Failure to achieve our acquisition strategy would impact our ability to grow.

Part of Daifu's strategy is to grow through acquisitions of other product lines, technologies or facilities that will complement or expand our existing business. We may fail to achieve this part of our business strategy. A limited number of potential targets are available in the MWT industry, including both system manufacturers and MWT centers. Daifu may not identify suitable acquisition candidates or negotiate attractive terms. In addition, Daifu may have difficulty obtaining financing necessary to complete acquisitions.

Acquisitions may dilute equity ownership and value and may result in more negatives than benefits.

Future acquisitions may involve the issuance of our equity securities that would dilute ownership interests of current shareholders. In addition, future acquisitions may adversely affect Daifu earnings or earnings per share. We also may incur additional debt or suffer adverse tax and accounting consequences from future acquisitions, and then the benefits from an acquisition may be less than the negatives.

Failure to integrate acquired companies successfully could disrupt Daifu, and integration issues could distract management.

Even if we succeed in completing acquisitions, we might experience difficulties integrating the acquired businesses or assets. Acquisitions might result in unanticipated liabilities, unforeseen expenses and distraction of management’s time and attention.

Daifu now has a small number of customers, and results from operations and shareholder value could be adversely affected if we fail to acquire new customers.

Daifu has a limited history of operation. In 2009, we acquired one new customer. In 2010, we acquired six new customers and in the six months ended June 30, 2011, we acquired two new customers. As discussed before, the sale cycle for our MWT systems is time-consuming and unpredictable. Failure to achieve significant sales growth, would adversely affect future revenues and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

Daifu's MWT system is used in hospital, medical institutions and municipal medical waste treatment centers. If our products are not properly designed or built and/or personal injuries or environmental accidents are sustained from our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend claims could be substantial. We could be responsible for paying some or all of the damages if the claims succeed in court or through settlement. Also, our reputation could be adversely affected, whether or not the claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our system and possibly hurting our operating results.

Our business plan is to grow significantly to meet the anticipated growth in demand for our MWT systems and enter into the MWT center management business. Growth in our business may significantly strain our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

our ability to successfully and rapidly expand sales of our system nationwide to meet the expected increased demand;
unexpected changes in the regulatory environment of our industry;
the costs associated with growth that are difficult to quantify, but could be significant; and
technological change.

To accommodate the expected growth and compete effectively, daifu will need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees. Our operating results could be adversely affected if the needed funding is not obtained.

We depend heavily on key personnel

Our future business and results of operations depend on the our key technical and senior management personnel, including Dr. Michael Hon Choi Choy, our director, Mr. Andrew P. Schneider, our Chief Executive Officer, and Ms. Yin Jie, our Chief Operating Officer. They also depend on our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our business. If we lose a key employee or if a key employee fails to perform as expected, or if we are unable to attract and retain skilled employees as needed, our business could be adversely affected. Turnover in our senior management would result in the loss of institutional knowledge held by our existing senior management team and could adversely affect our company.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

The majority of our business is solely in the PRC.

All our Daifu products have been sold to the PRC market. As such, our business and prospects are susceptible to changes in the PRC MWT market that could adversely affect demand for our systems. Our business could be adversely affected if our PRC business drops, and if we are unable to make up the decline with sales outside the PRC.

Our competitiveness is dependent on our continuing R&D.

We emphasize R&D, in particular to develop advanced systems that lower emissions and increase efficiency of our MWT systems. Our continuing emphasis on R&D to improve product quality and develop new products to meet changing market demands is important to our future growth and prospects. We cannot assure that our R&D efforts in the development of new products will yield commercially viable products. or the sale of such products.

Achieving or maintaining our profitability and adequate working capital

We cannot assure that our achieve profitability. Our plan to expand our product line and sales force and to enter into the operation and management of MWT centers in the PRC will increase our operating costs. This increase in operating costs without a corresponding revenue increase will have a negative impact on our operating results.

We cannot assure that we will be able to secure funding on acceptable terms when required. The inability to maintain sufficient working capital to meet our business requirements, implement plans or react to changes in our business and industry will negatively affect our business and financial condition.

Relationship between Hydroclave Canada and Hydroclave China, our subsidiary

Daifu sells non-incinerator medical waste treatment products using technology developed by Hydroclave Systems Corporation, a Canadian company (“Hydroclave Canada”). Hydroclave Canada has granted in a technology transfer agreement the rights to manufacture non-incinerator medical waste treatment systems using Hydroclave Canada technology to Hydroclave China for sale only to daifu Waste Solutions and to Hydroclave Canada. The consideration for the technology transfer agreement is a 5% share ownership in Hydroclave China and 5% royalty fee payable by Hydroclave China for every product that Hydroclave China supplies to daifu Waste Solutions.

Hydroclave Canada and Hydroclave China had a dispute over the technology transfer agreement in the past, but no dispute has happened in the last three years. Nonetheless, a risk remains that a dispute with Hydroclave Canada may arise again over the technology transfer agreement.

Protection of our intellectual property

Currently Daifu has three patents on its technology registered in the PRC:

1.	Steam-Base Medical Waste Treatment Vessel Patent by Hydroclave China Inc.
2.	Anti-Wrapping Device Patent for Steam-Base Medical Waste Treatment Vessel by Puhua Kangjian Environmental Technology
3.	Waste Bin Washing & Cleaning System Patent by Puhua Kangjian Environmental Technology

 We also applied Mobile Steam-Base Medical Waste Treatment System by Puhua Kangjian Environmental Technology, which combines our system with tow truck.

RISKS RELATING TO OUR INDUSTRY

Competition

We face competition from local and overseas companies. producers. Some competitors have longer operating histories, larger customer bases, stronger relationships with their customers, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we have. Our business will be adversely affected if we are unable to compete effectively.

We compete on the basis of price, quality and brand recognition. If we are not competitive on pricing, our business and results of operations may be adversely affected. Any deficiencies in the quality of our MWT systems or the level of our service to our customers or any price war will also affect our business and results of operations.

Dependency on the hospital and medical institution industry

The principal customers for our MWT systems are hospital, medical institutions and waste disposal facilities in the PRC. Any adverse change in the outlook or growth of the hospital and medical institution industry in the PRC may adversely affect the demand for our MWT systems. Our business will also be adversely affected if we are unable to expand our customer base.

Environmental protection laws and regulations

Daifu is required to comply with the environmental protection laws and regulations promulgated by the state and local governments of the PRC and the standards applicable to the discharge of waste water, solid waste, effluents and gases. These regulations impose penalties for noncompliance. The nature of our business is that waste water and wastes are regularly discharged from our production processes.

Our OEM partners have installed waste treatment facilities in their production facilities to treat the discharges. However, there can be no assurance that we will at all times be in full compliance with the laws and regulations. Any failure by us to discharge the waste generated in the production process in could subject us to warnings, fines or other penalties. If our business operations result in environmental pollution, we will also be obliged to cure the harm caused to the environment and pay compensation to the entity or individual that suffers direct losses from the pollution. These events may negatively affect our business.

In addition, the promulgation of any new environmental laws or regulations that require us to acquire equipment or incur additional capital expenditure will increase our costs and affect the profitability of our business.

RISKS RELATING TO THE PRC

Uncertainties in PRC economic conditions that may arise from changes in government policies and social conditions

Since 1978, the PRC government has undertaken various reforms of its economic systems. The reforms have resulted in economic growth for the PRC in the last two decades. However, many of the reforms are unprecedented or experimental, and are expected to be refined and modified. Other political, economic and social factors may also lead to further adjustments to the reforms. This refinement and readjustment of policies, laws, regulations or their interpretation or implementation create uncertainty in economic conditions that may materially and adversely impact our operations in the PRC or our financial performance.

PRC laws and regulations

Our business and operations in the PRC are subject to the legal system of the PRC. The PRC legal system is a codified system with written laws, regulations, circulars, administrative directives and internal guidelines. A violation of these laws, regulations and the like by our PRC subsidiaries will subject them to prescribed penalties. The PRC government is still developing its legal system to meet the needs of investors and to encourage foreign investment. Further, the PRC economy is generally undergoing development at a faster pace than its legal system. These two facts create uncertainty about the applicability laws and regulations. Some of the laws and regulations, and their interpretation, implementation and enforcement are still developing, and subject to policy changes. Also, precedents on the interpretation, implementation and enforcement of the PRC laws and regulations are limited, and higher court decisions in the PRC do not have any binding effect on lower courts. Thus, the results of legal disputes may not be as consistent or predictable as in other more developed countries. It may also be hard to obtain quick and equitable enforcement of laws in the PRC, or to obtain enforcement of a judgment of a court of another jurisdiction.

Compliance with the United States Foreign Corrupt Practices Act

Daifu is required to comply with the United States Foreign Corrupt Practices Act. This act prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from governmental customers to give our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses. These practices would put us at a disadvantage. Although we inform our employees that such practices are illegal, we cannot assure that our employees or other agents will not engage in conduct that would violate the US Foreign Corrupt Practices Act. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties under the act.

PRC foreign exchange control of dividends and other payments from our PRC subsidiary

The applicable law in respect of the conversion of RMB into other currencies is the Regulation for Foreign Exchange Controls of the PRC (“Regulation”), which came into effect on 1 April 1996 and was amended as of 14 January 1997.

Under the Regulation, the conversion of RMB into foreign currencies for the use of recurring items, including the distribution of dividends and profits to foreign investors of foreign investment enterprises is permissible and foreign investment enterprises are permitted to remit foreign currencies from their foreign currency bank accounts in the PRC upon the presentation of board resolutions authorizing the distribution of profits or dividends, subject to other requirements being satisfied; and

The conversion of RMB into foreign currencies for capital items, such as repatriation of capital, repayment of loans and securities investment, is still under control.

In addition, in December 2006, the People's Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by PRC individuals under either current account or the capital account. In January 2007, the PRC State Administration for Foreign Exchange (“SAFE”) issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen's participation in employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas-Listed Companies. PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.

Our PRC employees and shareholders are subject to the stock option rules and guidance. Our PRC employees and shareholders have yet to complete the registration process upon the completion of the merger. Failure to comply with the stock option rule and related rules will subject us or our PRC citizen employees participating in our stock incentive plan to fines and other legal or administrative sanctions Restrictions could be imposed on our execution of option plans, including the grant of options under the plans to our employees. The restrictions could adversely affect our ability to hire and retain employees.

Effect on our financial performance of changes of PRC laws and regulations on currency conversion

Under the present unified floating exchange rate system, the People’s Bank of China publishes a daily exchange rate for the RMB based on the previous day dealings in the inter-bank foreign exchange market. Under this unified floating exchange rate system, fluctuations in the exchange rate of the RMB against other currencies are to some extent subject to market forces. Moreover, no assurance can be given that the RMB will not be subject to devaluation or depreciation from administrative or legislative intervention by the PRC government or adverse market movements. A devaluation of the RMB may adversely affect our cash flow position in the repayment of any foreign currency debt. Conversely, an appreciation of RMB could lead to a reduction in the prices of imported products that would adversely our competitiveness against foreign MWT systems imported to the PRC.

Expected increase in competition following the PRC’s entry into the World Trade Organization (WTO)

The PRC has gained entry into the WTO. The entry may result in the lowering or elimination of trade tariffs and import controls on imports of foreign MWT products into the PRC may be lowered or removed. A reduction of import tariffs and barriers will tend to increase competition from competitive foreign MWT products. The increased competition may result in lower prices and profitability for daifu's MWT systems.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Our directors, certain of our shareholders and their affiliates, who will in aggregate own approximately 87% of our enlarged share capital and Common Stock equivalents (including the shares underlying the Rotoblock Warrants)., will retain significant control, which will allow them to influence the outcome of matters submitted to stockholders for approval. As a result, these persons, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions, and will have veto power in respect of any stockholder action or approval requiring a majority vote. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company which may not benefit all stockholders.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities

We have currently only a limited public market for our Common Stock, which is listed on the Over-the-Counter Bulletin Board. No assurance can be given that a trading market will develop further or be maintained in the future.

The price of our Common Stock may be volatile, which could result in substantial losses for stockholders

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to variations in operating results. These fluctuations may be exaggerated if the trading volume of the stock is low. In addition, the market price of our Common Stock may also rise and fall as a result of, among others, the following factors, some of which are beyond our control:-

(i)                 the success of our management team in implementing business and growth Strategies;

(ii)               gain or loss of an important business relationship;

(iii)              changes in analysts’ recommendations or perceptions;

(iv)              changes in general economic conditions or stock market sentiments or other events or factors;

(v)               changes in share prices or prospects of companies with similar businesses as our Group that are listed in     Singapore or elsewhere; and broad stock market fluctuations.

Future sales of our common stock could adversely affect our share price

Our directors and controlling shareholders collectively hold approximately 70.87% percent of our issued and outstanding Common Stock and Common Stock equivalents (including the shares underlying our Warrants). Any sale of our Common Stock by our directors and substantial shareholders could cause the price of the Common Stock to fall and may thereby also affect our ability to raise funds through issuance of equities or other forms of securities.  Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-K before deciding to invest in our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property.

We currently are using office space located at 300 B Street in Santa Rosa, California for the overall administration of the Company. The space consists of approximately 500 sq ft.  We also have two small operational offices one in Hong Kong and the other in Beijing.

Item 3. Legal Proceedings

None.

Item 4. Removed and Reserved

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “RTBC”.

	Bid price
Period	High	Low
Fiscal Year 2011:
December 31, 2011	$1.03	$0.25
September 30, 2011	1.05	0.25
June 30, 2011	2.00	0.20
March 31, 2011	2.90	1.01
Fiscal Year 2010:
December 31, 2010	$1.10	$0.55
September 30, 2010	2.70	0.60
June 30, 2010	3.00	0.26
March 31, 2010	1.44	0.25

Holders

We have approximately 178 record holders as of April 9, 2012. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Holladay Transfer & Trust Company.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Recent Sales of  Unregistered Securities

Other than the issuance of our common stock to the Daifu Shareholders pursuant to the Share Exchange Agreement, we have not engaged in any sales of any other unregistered securities.

Equity Compensation Plans

On December 15, 2011 we filed a Form S-8 Registration Statement with the SEC to register 10 million shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $0.25 per common share. At December 31, 2011 no shares have been issued under the plan.

There were no stock options granted, issued or outstanding as of December 31, 2011.

Item 6.  Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and 2011 Highlights

In November 2011, the reverse acquisition of Rotoblock by Daifu was completed. This transaction provides the Company with the opportunity to become the leading medical waste management company in PRC, by leveraging our existing leadership position as a medical waste technology provider to expand the company from a solution provider to service-solution provider.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales for the year ended December 31, 2011 were $1.7 million compared to $3.2 million for the year ended December 31, 2010, which is an decrease of $1.5 million. The decrease was due to fewer high priced contracts in 2011 where we had five installations compared with six installations in 2010.

Cost of Goods Sold decreased by $1 million from $2.1 millions for the year ended December 31, 2010 to $1.1 million for the year ended December 31, 2011.  This decrease was due to fewer installations in 2011. As a percentage of sales the cost of goods sold was 62% and 67% for the year ended December 31, 2011 and 2010 respectively.

Gross profit decreased by $412,000 from $1.1 millions for the year ended December 31, 2010 to $645,000 for the year ended December 31, 2011. This decrease related principally as a result of a lower sales volume of high margin installations in the year ended December 31, 2011.

Sales and distribution expenses increased by $22,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary reason for the increase was the transfer of staff person salary from general and administrative expenses to sales and marketing in 2011.

Administrative and other operating costs decreased by approximately $61,000 from $1.3 million for the year ended December 31, 2010 to $1.2 million for the year ended December 31, 2011. The decrease was partially due to the transfer of a staff’s salary to selling expenses per above and offset by the inclusion of Rotoblock since acquisition of $45,000 in addition expenses. In the year ended December 31, 2010, we had certain equity compensation expenses that were not incurred in 2011.

Other income of $1.8 million in 2011 is primarily due to the cancellation of two sales contract by customers where installation deposits of approximately $1.7 million was forfeited to us.

Financial expense increased from $3,361 for the year ended December 31, 2010 to $8,582 for the year ended December 31, 2011. The increase was primarily due to interest accrued on the $2 million convertible debt.

Interest income decreased slightly from $1,782 in 2010 to $1,132 in 2011 due to less overall Company balances in bank savings accounts.

Net Income (loss). Net Income for the year ended December 31, 2011 was $ 764,000 compared to a net loss of $715,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank loans, our investment in securities with Samyang Optics, Ltd of $990,000. As of December 31, 2011, we had a loan of $410,000 due to American Pacific Medical Group Limited, a related party of daifuWaste Group, with loan interest rate at 7% per annum, from January 1, 2012.

We will require additional capital to expand our current operations.  In particular, we require additional capital to expand our customer base by the addition of qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development.

We intend to fund our long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments.  However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

We used cash in operations of $61,042 and $888,728 during the years ended December 31, 2011 and 2010 respectively. Cash used in operations in 2011 was the result of the net income incurred for the year of $764,385, plus the addition of non-cash expenses of $98,864. In 2011, non-cash expenses were due to depreciation and amortization, non-cash interest and stock based compensation. Cash used in operations in 2010 was the result of the net loss of $715,391, offset by non-cash expenses of $164,980. In 2010, non-cash expenses were due to depreciation and amortization and stock based compensation for certain equity instruments.

In 2011, the net change in operating assets and liabilities resulted in a cash decrease of $924,291. The change was primarily due to the following: a decrease in other receivables and prepayments of $501,176 as a result of payments to suppliers and a decrease in customer’s deposits offset by an increase in other payables and accrued liabilities of $877,136 as a result of accruals of $340,000 for executive pay, a loan from Pacific Medical Group Limited of $410,000 and Vat Taxes of $80,000.

In 2010, the net change in operating assets and liabilities resulted in a cash decrease of $338,317. The change was primarily due to the following: an increase of $295,720 in accounts receivable for project revenue earned but not paid, a decrease in the inventory of $478,669 for materials used in completed projects, increase in other receivables and prepayments of $633,897 for guaranteed customer deposits and deposits to suppliers and a increase in other receivables and accrued liabilities of $474,387 due to accruals of $230,000 for executive pay and a $150,000 accrual for VAT taxes.

Investing activities used cash of $217,406 and $0 during the year ended December 31, 2011 and 2010, respectively.

In 2011, the cash was invested to acquire a 35% share interest in a MWT center in Qinghai Province. The center is expected to start business in the second quarter of 2012.

Financing activities used cash of $138,627 and $50,414 during the year ended December 31, 2011 and 2010 respectively. In 2011, restricted cash in the amount of $4.1 million was released to redeem all of our outstanding preferred stock for $4.3 million. The company also received $100,000 in cash from the exercise of stock options.

In 2010, we used cash of $50,414 to secure performance on a certain installation.

We had cash and cash equivalents of $144,000 at December 31, 2011 as compared to $566,000 at December 31, 2010. We had a working capital deficit of $2.6 million at December 31, 2011 versus working capital of $3.1 millions at December 31, 2010.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles which requires our management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles which requires our management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Rotoblock’s foreign currency exchange risks are as follows:

Rotoblock benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.  Accordingly, changes in exchange rates, and in particular a strengthening of the US dollar, may negatively affect the company’s consolidated revenues or operating costs and expenses as expressed in U.S. Dollars.  Adjustments resulting from the process of translating foreign functional currency financial statements into US dollars are included in accumulated other comprehensive income (loss) in common shareholders equity.  Foreign currency transaction gains and losses are included in current earnings.  China uses their currency as the functional currency.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 and the index thereto commences on the next page.

ROTOBLOCK CORPORATION

consolidated financial statements

FOR THE Year ENDED December 31, 2011

(Expressed in US dollars)

ROTOBLOCK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

CONSOLIDATED BALANCE SHEET	3-4

CONSOLIDATED STATEMENT OF INCOME	5

CONSOLIDATED STATEMENT OF CASH FLOWS	6

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of Rotoblock Corporation

We have audited the accompanying consolidated balance sheet of Rotoblock Corporation (the “Company”) as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Parker Randall CF

Parker Randall CF (H.K.) CPA Limited

Certified Public Accountant

Hong Kong

April 13, 2012

ROTOBLOCK CORPORATION

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2011
(Expressed in U.S. Dollars)
		December 31	December 31
ASSETS	Note	2011	2010
Current assets		$	$
Cash and cash equivalents		144,202	566,085
Restricted cash		-	4,067,777
Accounts receivable		538,513	494,243
Prepayments, deposits and other receivables	4	641,454	1,070,582
Inventory	5	600,963	398,384

Total current assets		1,925,132	6,597,071

Non-current assets
Property, plant and equipment, net	6	123,493	34,675
Goodwill	1	3,480,852	-
Investments in associates	7	293,590	-
Available-for-sale investments	8	990,533	-

Total non-current assets		4,888,468	34,675

TOTAL ASSETS		6,813,600	6,631,746

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	10	1,273,610	747,998
Deferred revenue		651,117	2,710,005
Due to related parties	11	410,000	-
Convertible promissory note	12	2,226,192	-

Total current liabilities		4,560,919	3,458,003

TOTAL LIABILITIES		4,560,919	3,458,003

SHAREHOLDERS' EQUITY		$	$
Common stock	14	79,509	960,731
Preferred stock	14	-	318,875
Additional paid in capital		5,886,251	7,781,014
Warrants	14	1,401,514	-
Available-for-sale investment valuation reserve		(24,131)	-
Accumulated other comprehensive income		72,667	40,461
Deficit		(5,162,176)	(5,926,561)

TOTAL SHAREHOLDERS’ EQUITY		2,253,634	3,174,520

Non-controlling interests	16	(953)	(777)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		6,813,600	6,631,746

Nature and Continuance of Operations (Note 1), Commitments and Contingencies (Note 18), and Subsequent Events (Note 21)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011
(Expressed in U.S. Dollars)
		Year ended	Year ended
		December 31	December 31
	Note	2011	2010
		$	$
Sales		1,699,637	3,184,332
Cost of sales		(1,054,969)	(2,127,075)
Gross profit		644,668	1,057,257

Selling and distribution expenses		(467,518)	(445,245)
Administrative and other operating costs		(1,253,504)	(1,314,464)
Depreciation and amortization		(13,716)	(11,542)
Loss from operations		(1,090,070)	(713,994)

Other income	3	1,861,725	-
Financial income and (expense)		(8,578)	(3,361)
Interest income		1,132	1,782
Income (loss) before taxes		764,209	(715,573)

Income tax	17	-	-
Net income (loss) after taxes		764,209	(715,573)

Non-controlling interests	16	176	182

Income (Loss) for the year		764,385	(715,391)

Other comprehensive income
Foreign currency translation adjustment		32,206	40,829
Loss on share exchange		-	(2,952)
Unrealized gain (loss) on available for sale investments		(24,131)	-

Total comprehensive income (loss)		772,460	(677,514)

Income (Loss) per share – basic		0.01	(0.01)

Income (Loss) per share – diluted		0.01	(0.01)

Weighted average share outstanding - basic		73,867,810	66,280,233

Weighted average share outstanding - diluted		76,265,030	66,280,233

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(Expressed in U.S. Dollars)
		Year ended	Year ended
		December 31	December 31
	Note	2011	2010
		$	$
Cash Flows from Operating Activities
Income (Loss) for the period		764,385	(715,391)
Depreciation and amortization		13,716	11,542
Non-cash interest		14,466	-
Non-controlling interest		(176)	(182)
Stock-based compensation		70,858	153,620
Decrease/(Increase) in accounts receivable		(30,040)	(295,720)
Decrease/(Increase) in inventory		(184,703)	478,669
Decrease/(Increase) in other receivables and prepayments		501,176	(633,897)
Increase/(Decrease) in other payables and accrued liabilities		877,136	474,387
Increase/(Decrease) in deferred revenue		(2,087,860)	(361,756)

Net cash used in operating activities		(61,042)	(888,728)

Cash Flows from Investing Activities
Investment in associates	7	(293,590)	-
Cash acquired on share exchange	1	76,182	-

Net cash used in investing activities		(217,406)	-

Cash Flows from Financing Activities
Common shares issued for cash	14	100,000	-
Decrease/(increase) in restricted cash		4,071,373	(50,414)
Redemption of preference shares	14	(4,310,000)	-

Net cash used in financing activities		(138,627)	(50,414)

Net decrease in cash and cash equivalents		(417,077)	(939,142)

Effect of foreign currency translation on cash and cash equivalents		(4,806)	1,665

Cash and cash equivalents – beginning of year		566,085	1,503,562

Cash and cash equivalents – end of year		144,202	566,085

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
(Expressed in U.S. Dollars)							Accumulated
	Number of					Available-for-sale	other	Accumulated
	Common	Common	Preferred	Additional		investment	comprehensive	deficit	Total
	Shares	Stock	Stock	paid-in capital	Warrants	valuation reserve	income
		$	$	$	$	$	$	$	$

Balance – 31 December 2010	66,665,853	960,731	318,875	7,781,014	-	-	40,461	(5,926,561)	3,174,520

Issuance of shares for cash	6,939,076	100,000	-	-	-	-	-	-	100,000
Issuance of shares for settlement of debt	196,596	2,833	-	68,025	-	-	-	-	70,858
Redemption of preferred stock	-	-	(318,875)	(3,991,125)	-	-	-	-	(4,310,000)
Share exchange between Rotoblock and daifuWaste	5,706,977	(984,055)	-	2,028,337	1,401,514	-	-	-	2,445,796
Net loss for the year	-	-	-	-	-	-	-	764,385	764,385
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(24,131)	-	-	(24,131)
Foreign currency translation adjustment	-	-	-	-	-	-	32,206	-	32,206

Balance – 31 December 2011	79,508,502	79,509	-	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

- See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.	Nature and Continuance of Operations

Rotoblock Corporation (“Rotoblock” or the “Company”) was incorporated under the laws of the State of Nevada on 22 March 2004.

On 30 March 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rotoblock Inc., a Canadian corporation incorporated on 2 September 2003, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 300,000 common shares in exchange for the 144,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc. Effective 30 March 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

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

On 18 November 2011, the Company completed its acquisition by daifuWaste Management Holding Limited, (“daifu”), a Cayman Islands company, via Share Exchange Agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of daifu transferred all of the daifu ordinary shares outstanding to the Company in exchange for issuance of 73,801,525 common shares of the Company, par value $0.001 per share, to the daifu shareholders. As at the date of the Share Exchange Agreement, daifu had 106,356,423 ordinary shares outstanding.

As at 18 November 2011, the Company had an aggregate of 9,281,160 share purchase warrants and a convertible promissory note outstanding. Both instruments remained intact after the Share Exchange Agreement. As a result, daifu shareholders acquired approximately 81.28% of the Company’s issued and outstanding common stock and common stock equivalents.

Because the former owners of daifu obtained control of Rotoblock, the transaction was considered a purchase of Rotoblock’s operations by daifu, accordingly:

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.	Nature and Continuance of Operations (Continued)

(a)	daifu is deemed to be the acquirer for accounting purposes and, as such, its assets and liabilities are included in the consolidated financial statements of the combined entity at their historical carrying values.

(b)	The consolidated financial statements of the combined entity are issued under the name of the legal parent, being Rotoblock, but are a continuation of the historical consolidated financial statements of daifu.

(c)	The transaction shares were recorded at the fair value of the assets of Rotoblock.

(d)	The accumulated deficit of Rotoblock as at 17 November 2011 has been eliminated.

(e)	The capital structure of the Company is that of Rotoblock, but the dollar amount of the issued share capital in the consolidated balance sheet immediately prior to the acquisition is that of daifu plus the value of shares issued by Rotoblock to acquire daifu.

(f)	For the results of operations for the year ended 31, December 2011, daifu results are included from 1 January 2011 to 31 December 2011 and for Rotoblock from 18 November 2011 to 31 December 2011.

At the date of acquisition, the determination and allocation of the purchase price is summarized below:

Purchase Price

Shares of daifu (i)	24,497,207
Fair value per share of daifu (ii)	$0.0998
Total Purchase Price		$2,445,796

Allocation of Purchase Price
Cash		$76,182
Accounts receivable		217
Prepaid expenses		40,209
Accounts payable and accrued liabilities		(56,023)
Convertible promissory note		(2,211,726)
Available-for-sale investments		1,014,664
Property, plant and equipment		101,421
Goodwill		3,480,852
		$2,445,796

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.	Nature and Continuance of Operations (Continued)

i.	As the transaction is determined to be a purchase of Rotoblock’s operations by daifu, the consideration transferred by daifu for its interest in Rotoblock is based on the number of ordinary shares to be issued by daifu to give the original shareholders of Rotoblock an 18.72% (81.28% interest held by original daifu shareholders) interest in consolidated Rotoblock after the Acquisition.

ii.	Determined based on appraised fair value of daifu’s net assets of $10,618,613 and 106,356,423 ordinary shares outstanding on the date of Acquisition.

daifu (formerly named China Healthcare Holdings Limited), was incorporated in Cayman on 1 August 2000.

On 30 June 2008, daifu underwent a reverse merger with its subsidiaries involving an exchange of shares (“Share Exchange”) between daifu and daifuWaste Management Holding Limited (Samoa) (“daifuWaste Samoa”), daifuWaste Solutions Inc. (“daifuWaste Solutions”), daifuWaste Investment Limited (“daifuWaste Investment”), Hydroclave China Inc. (“Hydroclave”) and daifuWaste Investment (Hong Kong) Limited (“daifuWaste HK”). For financial reporting purposes, this transaction was classified as a recapitalization of daifuWaste Samoa, daifuWaste Solutions, daifuWaste Investment, Hydroclave and daifuWaste HK. On 13 January 2009, daifuWaste HK acquired Puhua Kangjian Environment Technology (Shenzhen) Limited (“PHKJ”).

On 25 January 2011, daifuWaste HK invested Renminbi (“RMB”) 1,960,000, 35% of the registered capital to incorporate a joint venture – Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd. – in the People’s Republic of China (“PRC”) (Note 6).

daifu and its subsidiaries are principally engaged in holding medical waste technology, medical waste equipment trading and holding investments in medical waste treatment centres.

The Company’s consolidated financial statements as at 31 December 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has net income of $764,385 for the year ended 31 December 2011 (31 December 2010 – net loss of $715,391) and has a working capital deficiency of $2,635,787 at 31 December 2011 (31 December 2010 – working capital of $3,139,068).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.	Nature and Continuance of Operations (Continued)

Management cannot provide assurance that the Company will become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2012. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

(b)	Fiscal period

During the year, the Company changed its fiscal year end from 30 April to 31 December due to the share exchange with and reverse acquisition by daifu, which has a fiscal year end of 31 December.

(c)	Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. daifu’s operations are conducted in the PRC. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure. Other risks include the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in political and social conditions and by changes in governmental policies with respect to laws and regulations, anti-inflationary measure, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(d)	Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(e)	Inventories

Inventories are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the year ended December 31, 2011, the Company did not make any allowance for slow-moving or defective inventories.

(f)	Property, equipment and depreciation

Property and equipment have been recorded at cost, net of accumulated depreciation (Note 5). Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using straight-line method in PRC and declining-balance in basis in US, over its estimated useful life of:

	PRC	US
	Vehicles	Equipment	Vehicles
Useful life	5 years	-	-
Residual value	5%	0%	0%
Annual depreciation rate	19%	20%	8%

(g)	Long lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(h)	Goodwill

Recently, goodwill was acquired in the share exchange between the Company and daifu in 2011. Financial Accounting Standards Board (FASB), Goodwill and Other Intangible Assets (“ASC 350-20”) requires goodwill to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. The Company performs this analysis during the fourth quarter of each year. Goodwill for transactions previously completed by daifu have been written off, as management believes that no benefit is expected to be received by the Company in the foreseeable future. The amount of goodwill remaining as at 31 December 2011 relates to the share exchange between the Company and daifu.

(i)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-        Persuasive evidence of an arrangement exists;

-        Delivery has occurred or services have been rendered;

-        The seller’s price to the buyer is fixed or determinable; and

-        Collectability is reasonably assured (payments have been established).

(j)	Cost of revenue

Regarding the trading of machine that deals with medical waste, the respective cost of revenue consists primarily of material cost, labor cost, subcontracting expenses and related expenses which are directly attributable to the trading.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(k)	Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for share purchase warrants and for convertible preferred stock and promissory note using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(l)	Comprehensive income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at 31 December 2011, the Company has items that represent a comprehensive income and, therefore, has included a schedule of comprehensive income in the consolidated financial statements.

(m)	Income taxes

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(n)	Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

(o)	Stock-based compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

(p)	Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Rotoblock Inc. is the Canadian Dollar (“CAD”) and the functional currencies of daifu and its subsidiaries are the Hong Kong Dollar (“HK$”) and RMB. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The consolidated financial statements are translated into United States Dollars from Canadian Dollars, Hong Kong Dollars and Renminbi at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effect of exchange rate differences is recorded in Accumulated Other Comprehensive Income.

(q)	Research and development

Research and development costs are expensed as incurred.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(r)	Patents

The Company accounts for patent costs in accordance with ASC 350, “Intangibles -Goodwill and Other”. In accordance with that statement, intangible assets with estimable lives, such as a patent, are amortized on a straight-line basis over the estimated useful lives and are reviewed for impairment in accordance with ASC 350-35-14, “Recognition and Impairment of an Impairment Loss”.

(s)	Use of estimates

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

(t)	Comparatives

Certain comparative figures have been reclassified in order to comply with the presentation adopted in the current year.

(u)	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

2.	Significant Accounting Policies (Continued)

(u)	Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

3.	Other income

Other income as at 31 December 2011 and 2010 consist of the following:

	December 31	December 31
	2011	2010
	$	$
Sundry income	1,742,969	-
Management fee income	96,634	-
Gain on write-off of amounts payable	22,122	-

	1,861,725	-

During the year ended 31 December 2011, daifu recorded sundry income of $1,742,969 upon recognition of advance payments received from a customer in previous years.

4.	Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at 31 December 2011 and 2010 consist of the following:

	December 31	December 31
	2011	2010
	$	$
Temporary payment	38,610	22,359
Deposits to suppliers	349,101	523,207
Contract guarantee deposits	208,319	255,387
Premises and sundry deposits	25,206	269,629
Advances to employees	20,000	-
GST payable	218	-

	641,454	1,070,582

5.	Inventory

Inventories as of 31 December 2011 and 2010 consist of the following:

	December 31	December 31
	2011	2010
	$	$
Raw materials	600,963	398,384

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

6.	Property, Plant and Equipment

		Accumulated depreciation	Net book value
	Cost		31 December 2011	31 December 2010
	$	$	$	$
Equipment	52,940	18,440	34,500	-

Vehicles	137,291	49,411	87,880	33,436

Effect of foreign exchange on fixed asset balances	2,340	1,227	1,113	1,239

	192,571	69,078	123,493	34,675

During the year ended 31 December 2011, total additions to property and equipment were $nil (31 December 2010 – $nil).  During the year ended 31 December 2011, total dispositions of property and equipment were $nil (31 December 2010 - $nil).

7.	Investments in Associates

	Fair Value
	31 December 2011	31 December 2010
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co.,Ltd	293,590	-

On 25 January 2011, daifuWaste (HK) invested RMB 1,960,000 ($293,590), 35% of the registered capital, associated with Hainanzhou Luhuan Medical Waste Disposal Co., Ltd invested RMB 3,640,000, 65% of the registered capital, to corporate a joint venture – Hainanzhou daifu–Luhuan Medical Waste Disposal Co, Ltd in PRC. The net assets of Hainanzhou daifu–Luhuan Medical Waste Disposal., Ltd are RMB 5,600,000. It is expected to start business in the 2nd quarter of 2012.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

8.	Available-for-sale Investments

		Unrealized Gain/(Loss)	Fair Value
	Cost		31 December 2011	31 December 2010
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(9,467)	990,533	-

On 11 February 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 11). In turn, the Company acquired 977,966 common shares of Samyang valued at $1,000,000. The investment is classified as Available for Sale and is carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income and other than temporary losses recorded in net income.

9.	Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”) pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at 31 December 2011, no engines have been sold. The Company has not capitalized any amount related to the patents.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at 31 December 2011 and 2010 consist of the following:

	December 31	December 31
	2011	2010
	$	$
Value added taxes (“VAT”) payable	102,795	22,491
Trade payables	72,235	29,643
Accrued liabilities	228,051	170,726
Director remuneration	870,529	525,138

	1,273,610	747,998

As at the year ended December 31, 2011, the Company has accrued the salaries of the following directors: Michael Choy with $621,172 and Chow Chu Keung with $249,357.

11.	Due to Related Parties

Due to related parties at December 31, 2011 and December 31, 2010 are consisted of the following:

	2011	2010
	$	$
American Pacific Medical Group Limited	410,000	-

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stocks of daifu.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

12.	Convertible Promissory Note

On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 8). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest will be due and payable on the earlier of 11 February 2012 or when such amounts are declared due and payable by Samyang.

All principal, together with all accrued and unpaid interest, shall automatically convert into common shares of the Company at a price of $1.10 per share on 11 February 2012 or such other date designated by Samyang at its discretion.

At present the parties are determining a new mutually agreeable maturity date for the note.

Since 18 November 2011, the date of the Share Exchange Agreement with daifu, the Company has accrued $14,466 in interest related to the Promissory Note. The balance of the Promissory Note as at 31 December 2011 consists of principal and accrued interest of $2,000,000 and $226,192, respectively.

13.	Related Party Transactions

Since 18 November 2011, the date of the Share Exchange Agreement with Daifu, the Company paid/accrued $15,209 to related parties for salaries and wages.

During the year end 31 December 2011, daifu paid/accrued $425,800 to related parties for salaries and wages.

During the year ended 31 December 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 11 and Note 14).

14	Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

On 18 November 2011, the Company completed its acquisition of daifu (Note 1). Pursuant to the Share Exchange Agreement, the daifu shareholders transferred all of the daifu

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

14.	Capital Stock (Continued)

ordinary shares outstanding to Rotoblock in exchange for issuance of 73,801,525 common shares of Rotoblock, par value $0.001 per share, to the daifu shareholders.

As at 1 January 2011, daifu had 96,073,105 common shares issued and outstanding. During the year ended 31 December 2011, daifu issued 283,318 common shares in settlement of certain debt obligations of daifu, and also issued 10,000,000 common shares at $0.01 per share upon exercise of original daifu stock options. The 96,073,105 shares outstanding on 1 January 2011 and 10,283,318 shares issued by daifu during the year ended 31 December 2011 are adjusted for presentation in the consolidated financial statements to 66,665,853 and 7,135,672 respectively to reflect the ratio of shares exchanged between Rotoblock and daifu.

During the year ended 31 December 2011, daifu redeemed its outstanding preferred stock at a price of $4,310,000.

As a result of the reverse acquisition of daifu, the Company changed its year end from 30 April to 31 December. On 30 April 2011, the Company had 5,710,311 shares outstanding.

On 7 January 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On 14 July 2011, the Company cancelled these shares and is in the process of obtaining the common shares to be returned to treasury for cancellation.

On December 15, 2011 the Company filed a Form S-8 Registration Statement with the SEC to register 10 million shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors. At December 31, 2011 no shares have been issued under the plan.

As at 31 December 2011, 5,706,977 outstanding shares of the Company were owned by the original Rotoblock shareholders before the Share Exchange Agreement with daifu.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

14.	Capital Stock (Continued)

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 December 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	12.50	7,600	0.69
Warrants	7.50	20,000	1.25
Warrants	7.50	16,000	1.39
Warrants	12.50	3,333	1.51
Warrants	0.25	25,000	2.54
Warrants	0.25	25,000	2.56
Warrants	0.50	200,000	2.56
Warrants	2.50	57,144	2.56
Warrants	0.25	2,181,750	3.12
Warrants	1.00	50,000	3.12
Warrants	0.25	333,333	3.16
Warrants	1.00	300,000	3.21
Warrants	0.25	12,000	3.28
Warrants	0.25	6,000,000	8.22

		9,231,160

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

14.	Capital Stock (Continued)

The following is a summary of warrant activities during the years ended 31 December 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at 18 November 2011	9,281,160	0.38
Expired	(50,000)	7.50

Outstanding and exercisable at 31 December 2011	9,231,160	0.34

Weighted average fair value of warrants granted during the year		0

The weighted average grant date fair value of the 9,281,160 warrants outstanding on 18 November 2011 and left intact as part of the Shares Exchange Agreement with daifu amounted to $1,401,514. The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	1.49% - 3.72%
Expected life	4.8 years - 10 years
Annualized volatility	119.3% - 656.25%
Expected dividends	-

Restricted Common Shares

As at 31 December 2011, a total of 79,508,502 common shares are outstanding. Of these, 73,842,860 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

15.	Earnings Per Share

Earnings (loss) per share, calculated on a basic and diluted basis, is as follows:

	Year ended 31 December 2011	Year ended 31 December 2010
	$	$
Earnings (loss) per share
Basic	0.01	(0.01)
Diluted	0.01	(0.01)

Net income (loss)	764,385	(715,391)

Net income (loss) available (attributable) to common shareholders – basic	764,385	(715,391)
Net income (loss) available (attributable) to common shareholders – diluted	778,851	(715,391)

Weighted average number of shares outstanding
Weighted average number of shares outstanding – basic	73,867,810	66,280,233
Dilutive securities:
Warrants	373,409	-
Convertible debt	2,023,811	-
Weighted average number of shares outstanding – diluted	76,265,030	66,280,233

For the year ended 31 December 2011, exercisable common equivalent shares totaling 654,077 (consisting of shares issuable on the exercise of share purchase warrants) have been excluded from the calculation of diluted loss per share because the effect is anti-dilutive.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

16.	Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as of 31 December 2011 and 2010 are as follows:

Subsidiary	Non-Controlling Interest %	31 December 2011	31 December 2010

Hydroclave China Inc.	5%	(953)	(777)

17.	Income Taxes

Income tax expense differs from the amount that would result from applying the federal and state income tax rates to earnings before income taxes. These differences result from the following items:

	For the year ended 31 December 2011	For the year ended 31 December 2010
	$	$
Earnings (loss) before income taxes	764,385	(715,391)

Federal and state income tax rates	35.00%	0.00%

Income tax recovery based on the above rates	267,535	-

Increase (decrease) due to:
Non-deductible expenses	1,158	(29,190)
Effect of change in foreign tax rates	(325,301)	(86,374)
Deferred income tax on share exchange	(1,347,344)	-
Change in valuation allowance	1,415,260	92,625
Foreign exchange and other	(11,308)	22,939

Income tax expense (recovery)	-	-

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

17.	Income Taxes (Continued)

The components of deferred income taxes are as follows:

	December 31	December 31
	2011	2010
	$	$
Deferred income tax assets:

Non-capital losses	1,757,494	336,432
Property, plant and equipment	(5,802)	-

Total unrecognized deferred tax assets	1,751,692	336,432

Valuation allowance	(1,751,692)	(336,432)

Net deferred income tax assets	-	-

The Company has non-capital loss carry-forwards that will expire if unused of approximately $5,731,508 that may be available for tax purposes.

As at 31 December 2011, the Company has unused non-capital losses for U.S. federal income tax purposes of approximately $3,510,666 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2031.

As at 31 December 2011, the Company has unused non-capital losses for Canadian tax purposes of approximately $557,266 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2030.

As at 31 December 2011, the Company has unused non-capital losses for tax purposes in the PRC of approximately $956,311 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2012 and 2016.

As at 31 December 2011, the Company has unused non-capital losses for tax purposes in Hong Kong and Samoa of approximately $707,265 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes has no expiry date.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

18.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at 31 December 2011, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

(a)	On 7 January 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On 14 July 2011, the Company cancelled these 3,334 common shares. As at 31 December 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Note 14).

(b)	On 11 February 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 (Note 8 and 12). The principal balance bears interest at a rate of 6% per annum. All principal, together with all accrued and unpaid interest, shall automatically convert into common shares of the Company at a price of $1.10 per share on 11 February 2012 or such other date designated by Samyang at its discretion.

At present the parties are determining a new mutually agreeable maturity date for the note.

As at 31 December 2011, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,023,811 common shares in settlement of its obligation to Samyang.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

19.	Segmented Information

The Company, after the acquisition of daifu, operates in one reportable segment, that being the treatment of medical waste. Revenues are generated from trading of medical waste equipment. The Company’s operations are conducted primarily in two geographic segments, being Asia, specifically PRC, and the British Virgin Islands (“BVI”). Geographic segmentation of revenue and assets is based on the country of origin.

Year ended 31 December 2011	PRC	BVI	Other	Total

Revenues and other income	$1,715,133	$1,727,473	$118,756	$3,561,362
Cost of sales and other expenses	(1,802,790)	(49,017)	(945,170)	(2,796,977)
Capital assets	23,698	-	99,795	123,493
Goodwill	-	-	3,480,852	3,480,852
Total assets	1,775,126	53,746	4,984,728	6,813,600

Year ended 31 December 2010	PRC	BVI	Other	Total

Revenues and other income	$1,817,739	$1,366,593	$-	$3,184,332
Cost of sales and other expenses	(1,963,547)	(951,786)	(984,390)	(3,899,723)
Capital assets	34,675	-	-	34,675
Total assets	1,927,543	246,407	4,457,796	6,631,746

20.	Financial Instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, and convertible promissory note approximates fair value due to the short term maturity of these financial instruments.

(a)	Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

20.	Financial Instrument (Continued)

(a)	Credit Risk (Continued)

daifu extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

(b)	Currency Risk

The Company’s reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in CAD, HK$ and RMB. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $4 higher ($4 lower).

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $434 higher ($434 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $9,716 higher ($9,716 lower).

(c)	Interest Rate Risk

The Company has cash balances and an interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

(d)	Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon successful financing and the operations of daifu as its sources of cash. The Company has received financing from private placements in the past; however, there is no assurance that it will be able to continue obtaining financing or maintain profitable operations in the future.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

21.	Subsequent Events

The Company appointed a new Chief Executive Office (“CEO”) on 20 January 2012 with an employment agreement term effective for twelve months. The employment agreement stipulates an annual salary of $125,000, issuance of 1,000,000 shares of the Company’s common stock, share purchase warrants to purchase up to an additional 1,000,000 shares of the Company’s common stock at a price of $0.25 per share and Employee Common Stock Awards of 500,000 shares of common stock based on targeted increases in the Company’s market capital valuation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Change in Independent Accountants

Effective February 28, 2012, the certifying auditor of daifuWaste Management Holding Company Limited (“Daifu”) Parker Randall CF (H.K.) CPA Limited (“Parker Randall”), submitted its resignation. James Stafford Chartered Accountants, Vancouver, B.C. Canada was to continue as the certifying accountants for the Company and Daifu on a consolidated basis. However on March 21, 2012, James Stafford Chartered Accountants, (“Stafford”) Vancouver, B.C. Canada submitted their resignation as certifying accountants of the Company.

Effective March 21, 2012, Parker Randall CF (H.K.) CPA Limited (“Parker”) has been engaged as the certifying accountants for the Company. The Company believes that Parker Randall, because their familiarity with the business of daifu Waste Management Holding Limited (“Daifu”) and because of Parker Randall’s location in Hong Kong, they are best able to assume the overall audit responsibility for the consolidated financials of the Company.

During the period of engagement from November 2006 through March 21, 2012, the auditor’s reports issued by Stafford did not contain an adverse opinion, a disclaimer of opinion, nor were the reports qualified or modified as to uncertainly, audit scope or accounting principles. However, the audit reports did reflect uncertainties regarding the ability of the Company to continue as a going concern. During the referenced period, there were no disagreements between the Company and Stafford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stafford would have caused Stafford to make reference to the matter in reports on the Company’s financial statements, had any such reports been issued. During the period of engagement, there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Change in Fiscal Year

Effective February 28, 2012, the board of directors of the Company approved the change of the Company’s fiscal year end from April 30 to December 31. The change in fiscal year end will commence with the fiscal ended December 31, 2011 on Form 10-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal control over financial reporting as disclosed herein.

Our management is also responsible for establishing and maintaining a system of adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We believe our internal control over financial reporting is effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. Since our most recent evaluation, there have been no changes in our internal control or in other factors that could significantly affect our internal control, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Internal control is susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 and the date of the filing of the annual report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Rotoblock, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Andrew P. Schneider, Chief Executive Officer	January 20, 2012 to present	37

Prior to joining the Company, Mr. Schneider was the founder and Managing Partner of HedgeCo Networks from May 2001 to August 2011. HedgeCo Networks is a hedge fund research and services firm. From September 2011 to the present, Mr. Schneider was the Chief Executive Officer of Global Hedge Fund Advisors, a consulting firm to the hedge fund industry. Mr. Schneider attended the State University at Albany, New York.

Chu Keung Andrew Chow Chief Financial Officer and Director	March 28, 2011 to present	46	Since 1996, Mr. Chow has been the Director and Senior Vice President of Finance for American Pacific Medical Group, a privately-held medical group owning 10 hospitals in China, started by 35 medical doctors. He is Fellow of the Chartered Association of Certified Accountants, as well as an associate of the Chartered Institute of Management Accountants in the United Kingdom and an Associate of the Hong Kong Institute of Certified Public Accountants. Mr. Chow received his Diploma in Accountancy from Morrison Hill Technical Institute in Hong Kong in 1987. He devotes his time as required to the business of our company.

Michael H. Choy, D.P.M., F.A.A.C.F.S., Director and Chairman	March 28, 2011 to present	58	Dr. Choy has been the Chairman and Chief Executive Officer of Asia Pacific Medical Group, a privately-held health care services company, since 1993. He graduated from the University of California, Berkeley, with a Bachelor of Arts Degree in 1974 and from the California College of Podiatric Medicine with a Doctor of Podiatric Medicine (D.P.M.) degree in 1980.. He holds a Diplomat Certification from the American Board of Podiatric Surgery and a Fellow Certification from the American College of Foot Surgery. Dr. Choy devotes his time as required to the business of our company.

Chien Chih Liu, Director	November 1, 2007	40	Mr. Liu has over 15 years of experience in international trade and project management. From 2002 to 2007, he was Vice President of Tianyi Group, a company engaged in the business of international trade and project management in California. Prior to Tianyi Group, he was in the real estate investment business in both the US and China. Mr. Liu received a BS in Chemical Engineering from the University of California-Berkeley. He devotes his time as required to the business of our company.

Freddy Goman Yu Ting Chong	November 11, 2011	36	Freddy Goman Yu Ting Chong. Mr. Chong was appointed President on November 11, 2011. Mr. Goman Chong has been the President of daifuWaste Management Limited since September 2007. Prior to that, Mr. Chong was the senior director of Videonline, Inc., an Internet technology company. Mr. Chong has worked as a business development manager for News Corporation’s China Representative Office and Star TV. Mr. Chong received his MBA degree from Tsinghua-M.I.T. Sloan joint program at Tsinghua School of Economic and Management in 2004 and his Hon. Bachelor of Arts degree in Economics, Statistics and Actuarial Science from the University of Toronto in 1997.

Jie Yin	November 11, 2011	47

Ms. Yin was appointed Chief Operating Officer on November 11, 2011. Ms. Yin has been the Chief Operating Officer of daifuWaste Management Limited since 2007. She has wide experience in the medical waste treatment business in China. Ms. Yin has also been employed in the medical, hospital and environmental industry in China and Singapore. Ms. Yin received her MBA degree from Capital Economy University in China in 2001.

During 2011, the Company accepted the resignations of Mariya Petrovska and Ching Chuen Chan and appointed Chu Keung Andrew Chow and Michael H. Choy as Directors.  The officers and directors listed above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors and control persons.

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

Item 11.  Executive Compensation

The following table sets out the compensation received for the fiscal years ended December 31, 2011 and 2010 with respect to each of the individuals who were our principal executive officers at any time during the last fiscal year and the  most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
							Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chien Chih Liu, Principal Executive Officer (1)	2011	114,587	0	0	0	0	0	0	114,600
	2010	125,000	75,000	0	0	0	0	0	200,000

(1)  During the fiscal year ended April 30, 2010, on July 1, 2009, we entered into an Employment Agreement with Mr. Chien Chih Liu. The terms of the agreement provide that Mr. Liu will receive an annual base salary of $125,000 per year, as well as a one-time bonus of $75,000 in restricted common stock. On January 12, 2012.Mr. Lui resigned as CEO of Rotoblock and replaced by Andrew P. Schneider.

Employment Agreements

On January 12, 2012  the Company entered into an employment agreement with Andrew P. Schneider as CEO.

Mr. Schneider’s Employment Agreement is effective for an initial term of twelve (12) months commencing January 20, 2012 with a salary of $125,000 per year. In addition, Mr. Schneider will be issued 1,000,000 shares of the Company’s common stock; Common Stock Purchase Warrants to purchase up to an additional 1,000,000 shares of the Company’s common stock at a price of $0.25 per share; and Employee Common Stock Awards of 500,000 shares based on targeted increases in the Company’s market cap valuation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our officers or directors exercised any warrants since acquisition date of November 18, 2011.

No pension or retirement benefit plan has been adopted and none is proposed at this time.

Director Compensation

The Company has not yet established a policy to compensate independent directors of the company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to Rotoblock with respect to beneficial ownership of Rotoblock’s Common Stock as ofApril 9, 2012 for (i) each director, (ii) each holder of 5.0% or greater of Rotoblock’s Common Stock, (iii) Rotoblock’s Chief Executive Officers and the two most highly compensated executive officers other than the Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is Rotoblock’s address: 300 B Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to Rotoblock’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at Rotoblock, 300B Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 9, 2012 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 9, 2012, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 9, 2012 that were exercisable on or within 60 days after April 9, 2012, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of April 9, 2012 that would vest and could settle on or within 60 days after April 9, 2012. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 298,712,792 shares of Common Stock outstanding on April 9, 2012 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 9, 2012.

Name and Address of Beneficial Owner	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock
Beneficial Owners of More Than 5%
Evereach Capital	5,447,752	6.7%

Current Directors and Named Executive Officers
Andrew P. Schneider (2)	2,000,000	2.5%

Chu Keung Andrew Chow	2,151,114	2.6%

Freddy Goman Yu Ting Chong	1,063,899	1.3%

Jie Yin	4,961,439	6.2%

Daifu Holding Company (3)	26,229,705	32.7%
Michael Choy	8,371,995	10.4%

Chien Chih Liu	768,164	*

All Officers and Directors as a group	45,546,316	55.7%

(1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2) Includes 1 million shares issuable upon exercise of warrants

(3) Michael Choy owns 26% of stock and has beneficial control.

* Less than 1%

Changes in Control

As disclosed in the Form 8KA filed on November 15, 2011 Rotoblock and the shareholders of Daifu entered into an Amended and Restated Agreement and Plan of Share Exchange dated November 11, 2010 (Share Exchange Agreement) pursuant to which the Daifu Shareholders transferred 100% of the outstanding shares of Daifu to Rotoblock in exchange for the issuance of 73,801,525 shares of the Rotoblock’s common stock to the Daifu Shareholders.

Item 13.  Certain Relationships and Related Transactions

Note Payable to a Related Party

During 2011, we borrowed $410,000 from a related entity,American Pacific Medical Group Limited at 7% interest per annum. The funds were used to redeem our preferred stock.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following is a summary of the fees billed to Rotoblock by and Parker Randall CF (H.K.) CPA Limited and James Stafford, Chartered Accountants for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category	Fiscal 2011 Fees __________	Fiscal 2010 Fees __________
Audit Fees	$31,500	$9,881
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	— __________	— __________
Total Fees	$31,500	$9,881

Audit Fees. Consists of fees billed for professional services rendered for the integrated audit of Rotoblock’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by Parker Randall in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rotoblock’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with transactions, merger and acquisition due diligence, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, assistance with customs and duties compliance, value-added tax compliance, mergers and acquisitions tax compliance, and tax advice on international, federal and state tax matters. None of these services were provided under contingent fee arrangements.

All Other Fees. Consists of fees for products and services other than the services reported above. These services included translation of filings and other miscellaneous services. No management consulting services were provided.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s functions as the Audit Committee. The policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board of Director’s may also pre-approve particular services on a case-by-case basis.

All audit fees were approved by the Board of Directors.

Item 15.  Exhibits

The following Exhibits 3(i) and 3 (ii), marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form  SB-2 Registration Statement, filed on June 7, 2004.  Exhibit 99.1 can be found in its entirety in our Form 10K-SB for the fiscal year ended April 30, 2006, filed on July 31, 2006. Those exhibits are incorporated herein by this reference.

Exhibit No.                  Description

*3(i)	Articles of Incorporation
*3(ii)	Bylaws
*99.1	Agreement with Obvio!
10.1	Amended and Restated Agreement and Plan of Share Exchange dated November 11, 2012 (a)
23.1	Consent of Independent Accountants
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)
*99.1	Agreement with Obvio! Automotoveiculos S.A.

* Incorporated by reference

(a) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K of November 15, 2011, as amended, but included herein with all schedules and exhibits.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Andrew P Schneider and Chow Chu Keung as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ Andrew P. SCHNEIDER Andrew P. Schneider	Director and Chief Executive Officer (principal executive officer)	April 13, 2012

By: /S/ Chow Chu Keung Chow Chu Keung	Chief Financial Officer and Director (principal financial and accounting officer)	April 13, 2012

By: /S/ Jie Yin Jie Yin	Chief Operating Officer	April 13, 2012

By: /S/ Freddy Goman Yu Ting Chong Freddy Goman Yu Ting Chong	President	April 13, 2012

By: /S/ Michael Hon Choi Choy Michael Hon Choi Choy	Director and Chairman	April 13, 2012

By: /S/ Chien Chih Liu Chien Chih Liu	Director	April 13, 2012

