Form 10-K/A
period 2011-12-31
Rotoblock Corp
filed 2012-04-16
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No, 1

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

EXPLANATORY NOTE

Rotoblock Corporation. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”), solely to furnish the interactive data filing documents inadvertently omitted from the Original Filing.

This Amendment does not modify or update any other items or disclosures contained in the Original Filing, and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the cover page, this explanatory note, and the exhibits filed herewith.

1

Item 15.  Exhibits

The following Exhibits are the only exhibits filed as part of this Amended report on Form 10-K; all other exhibits required to be filed hereunder, are incorporated herein by reference and can be found in our original Form 10-K filed on April 16, 2012. Those exhibits are incorporated herein by this reference.

Exhibit No.                  Description

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Andrew P Schneider and Chow Chu Keung as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-KA, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ Andrew P. SCHNEIDER Andrew P. Schneider	Director and Chief Executive Officer (principal executive officer)	April 16, 2012

By: /S/ Chow Chu Keung Chow Chu Keung	Chief Financial Officer and Director (principal financial and accounting officer)	April 16, 2012

By: /S/ Jie Yin Jie Yin	Chief Operating Officer	April 16, 2012

By: /S/ Freddy Goman Yu Ting Chong Freddy Goman Yu Ting Chong	President	April 16, 2012

By: /S/ Michael Hon Choi Choy Michael Hon Choi Choy	Director and Chairman	April 16, 2012

By: /S/ Chien Chih Liu Chien Chih Liu	Director	April 16, 2012

2