Form 10-Q
period 2012-03-31
Rotoblock Corp
filed 2012-05-15
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 000-51428

ROTOBLOCK CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-08987999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 B Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (707) 578-5220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filer required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X

As of May 11, 2012, there were 10,545,408 shares outstanding of the registrant’s common stock.

1

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Expressed in U.S. Dollars)
(Unaudited)

ASSETS	Note	March 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents		$161,230	$144,202
Restricted cash		116,296	-
Accounts receivable		526,094	538,513
Prepayments, deposits and other receivables	5	765,160	641,454
Inventory	6	848,601	600,963
Total current assets		2,417,381	1,925,132

Non-current assets
Property, plant and equipment	7	117,531	123,493
Goodwill	1	3,480,852	3,480,852
Investments in associates	8	293,590	293,590
Available-for-sale investments	9	736,573	990,533
Total non-current assets		4,628,546	4,888,468

TOTAL ASSETS		$7,045,927	$6,813,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	11	1,333,521	1,273,610
Deferred revenue		1,140,795	651,117
Due to related parties	12	654,736	410,000
Convertible promissory notes	14	2,293,824	2,226,192
Total current liabilities		5,422,876	4,560,919

TOTAL LIABILITIES		5,422,876	4,560,919

SHAREHOLDERS’ EQUITY
Common stock	15	80,330	79,509
Additional paid in capital		5,970,347	5,886,251
Warrants	15	1,441,514	1,401,514
Available-for-sale investments valuation reserve		(278,091)	(24,131)
Accumulated other comprehensive income		79,182	72,667
Deficit		(5,669,275)	(5,162,176)
TOTAL SHAREHOLDERS’ EQUITY		1,624,007	2,253,634

Non-controlling interests	16	(956)	(953)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$7,045,927	$6,813,600

           Nature and Continuance of Operations (Note 1); Commitments and Contingencies (Note 17);

           Subsequent Events (Note 20)

See accompanying notes to unaudited condensed consolidated financial statements

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPRENSIVE INCOME

(Expressed in U.S. Dollars, except per share amounts)
(Unaudited)
	Note	Three month period ended March 31, 2012	Three month period ended March 31, 2011
Operating expenses
Selling and distribution expenses		$(91,026)	$(100,244)
Administrative and other operating costs		(404,500)	(372,945)
Depreciation and amortization		(6,119)	(3,006)
Loss from operations		(501,645)	(476,195)

Other income	4	32,044	1,737,752
Financial income and (expense)		(37,673)	(101)
Interest income		172	331
Income (loss)		$(507,102)	$1,261,787

Non-controlling interests	16	3	-

Income (Loss) for the period		(507,099)	1,261,787

Comprehensive income (loss)
Net income (loss) for the period		(507,099)	1,261,787
Foreign currency translation adjustment		6,515	9,365
Unrealized gain (loss) on available for sale investments		(253,960)	-

Comprehensive income (loss) for the period		$(754,544)	$1,271,152

Income (Loss) per share – basic and diluted		$(0.01)	$0.02

Weighted average shares outstanding – basic and diluted		79,975,634	71,343,682

See accompanying notes to unaudited condensed consolidated financial statements

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars)
(Unaudited)
	Note	March 31, 2012	March 31, 2011
Cash Flows From (Used in) Operating Activities		$	$
Income (Loss) for the period		$(507,099)	$1,261,787
Items not involving cash:
Depreciation and amortization		6,119	3,006
Non-cash interest		37,268	-
Non-controlling interest	16	(3)	-
Shares issued for compensation	13, 15	15,500	-
Shares issued for consulting fees	15	45,520	-
Stock-based compensation		-	70,858
Warrants issued for compensation	13,15	40,000	-

Adjustments to Reconcile Net Loss to Net Cash From (Used in) Operating Activities
Decrease/(Increase) in accounts receivable		15,880	288,132
Decrease/(Increase) in inventory		(244,435)	(176,796)
Decrease/(Increase) in other receivables and prepayments		(96,353)	(75,970)
Increase/(Decrease) in other payables and accrued liabilities		317,449	(50,898)
Increase/(Decrease) in deferred revenue		486,768	(1,505,176)

Net cash from (used in) operating activities		116,614	(185,057)

Cash Flows Used in Investing Activities
Investment in associates	8	-	(293,590)
Net cash used in investing activities		-	(293,590)

Cash Flows From (Used in) Financing Activities
Common shares issued for cash	15	-	85,000
(Decrease)/Increase in restricted cash		(116,589)	78,375
Convertible promissory note	14	17,000	-
Net cash from (used in) financing activities		(99,589)	163,375

Effect of foreign currency translation on cash and cash equivalents		3	(190)

Net decrease in cash and cash equivalents		17,028	(315,462)

Cash and cash equivalents – beginning of period		144,202	566,085

Cash and cash equivalents – end of period		161,230	250,623

See accompanying notes to unaudited condensed consolidated financial statements

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Rotoblock Corporation (“Rotoblock” or the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2004.

On March 30, 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rotoblock Inc., a Canadian corporation incorporated on September 2, 2003, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 300,000 common shares in exchange for the 144,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc. Effective March 30, 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

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

On November 18, 2011, the Company completed its acquisition of daifuWaste Management Holdings Ltd, (“daifu”), a Cayman Islands company, via Share Exchange Agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of daifutransferred all of the daifu ordinary shares outstanding to the Company in exchange for issuance of 73,801,525 common shares of the Company, par value $0.001 per share, to the daifu shareholders. As at the date of the Share Exchange Agreement, daifu had 106,356,423 ordinary shares outstanding.

As at November 18, 2011, the Company had an aggregate of 9,281,160 share purchase warrants and a convertible promissory note outstanding. Both instruments remained intact after the Share Exchange Agreement. As a result, daifu shareholders acquired approximately 81.28% of the Company’s issued and outstanding common stock and common stock equivalents.

Because the former owners of daifu obtained control of Rotoblock, the transaction was considered a purchase of Rotoblock’s operations by daifu, accordingly:

(a)	daifu is deemed to be the acquirer for accounting purposes and, as such, its assets and liabilities are included in the consolidated financial statements of the combined entity at their historical carrying values.

(b)	The consolidated financial statements of the combined entity are issued under the name of the legal parent, being Rotoblock, but are a continuation of the historical consolidated financial statements of daifu.

(c)	The transaction shares were recorded at the fair value of the net assets of Rotoblock.

(d)	The accumulated deficit of Rotoblock as at November 17, 2011 has been eliminated.

(e)	The capital structure of the Company is that of Rotoblock, but the dollar amount of the issued share capital in the consolidated balance sheet immediately prior to the acquisition is that of daifu plus the value of shares issued by Rotoblock to acquire daifu.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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
		$2,445,796

(i) As the transaction is determined to be a purchase of Rotoblock’s operations by daifu, the consideration transferred by daifu for its interest in Rotoblock is based on the number of ordinary shares to be issued by daifu to give the original shareholders of Rotoblock an 18.72% (81.28% interest held by original daifu shareholders) interest in consolidated Rotoblock after the Acquisition.

(ii) Determined based on appraised fair value of daifu’s net assets of $10,618,613 and 106,356,423 ordinary shares outstanding on the date of Acquisition.

daifu (formerly named China Healthcare Holdings Limited), was incorporated in the Cayman Islands on August 1, 2000.

On June 30, 2008, daifu underwent a reverse merger with its subsidiaries involving an exchange of shares (“Share Exchange”) between daifu and daifuWaste Management Holding Limited (Samoa) (“daifuWaste Samoa”), daifuWaste Solutions Inc. (“daifuWaste Solutions”), daifuWaste Investment Limited (“daifuWaste Limited”), Hydroclave China Inc. (“Hydroclave”) and daifuWaste Investment (Hong Kong) Limited (“daifuWaste HK”). For financial reporting purposes, this transaction was classified as a recapitalization of daifuWaste Samoa, daifuWaste Solutions, daifuWaste Investment, Hydroclave and daifuWaste HK. On January 13, 2009, daifuWaste HK acquired Puhua Kangjian Environment Technology (Shenzhen) Limited (“PHKJ”).

On January 25, 2011, daifuWaste HK invested Renminbi (“RMB”) 1,960,000, 35% of the registered capital to incorporate a joint venture – Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd. – in the People’s Republic of China (“PRC”) (Note 8).

daifu and its subsidiaries are principally engaged in holding medical waste technology, medical waste equipment trading and holding investments in medical waste treatment centres.

The Company’s unaudited condensed consolidated financial statements as at March 31, 2012 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $507,099 for the three month period ended March 31, 2012 (March 31, 2011 - net income of $1,261,787) and has a working capital deficiency of $3,005,495 at March 31, 2012 and at December 31, 2011 it was $2,635,787).

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management cannot provide assurance that the Company will become operating cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending December 31, 2012. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

The comparative information for March 31, 2011 represents the financial performance of daifuWaste Management Holdings Limited only (Note 1).

Note 3. Recently Adopted Accounting Policies

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption has not had an impact on the Company’s interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption has not had an impact on the Company’s interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption has not had an impact on the Company’s interim consolidated financial statements.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Other Income

Other income as at March 31, 2012 and 2011 consists of the following:

	March 31 2012	March 31 2011

Sundry income	$13,994	$1,727,970
Management fee income	18,050	9,782

	$32,044	$1,737,752

During the three month period ended March 31, 2011, daifu recorded sundry income of $1,727,070 upon recognition of advance payments received from customers in previous years.

Note 5. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at March 31, 2012 and December 31, 2011 consist of the following:

	March 31 2012	December 31 2011

Temporary prepayments	38,640	38,610
Deposits to suppliers	411,289	349,101
Contract guarantee deposits	218,188	208,319
Premises and sundry deposits	65,620	25,206
Advances to employees	31,201	20,000
Harmonized sales tax receivable	222	218

	$765,160	$641,454

Note 6. Inventory

Inventories as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31 2012	December 31 2011
	$	$
Raw materials	848,601	600,963

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Property, Plant and Equipment

		Accumulated depreciation
	Cost		March 31 2012	December 31 2011
	$	$	$	$

Equipment	52,940	20,160	32,780	34,500
Vehicles	137,291	53,810	83,481	87,880
Effect of foreign exchange on fixed asset balances	2,751	1,481	1,270	1,113

	192,982	75,451	117,531	123,493

During the three month period ended March 31, 2012, total additions to property and equipment were $nil (December 31, 2011 - $nil).  During the three month period ended March 31, 2012, total dispositions of property and equipment were $nil (December 31, 2011 - $nil).

Note 8. Investments in Associates

	Fair Value
	March 31 2012	December 31 2011
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

On January 25, 2011, daifuWaste (HK) invested RMB 1,960,000 ($293,590), 35% of the registered capital, associated with Hainanzhou Luhuan Medical Waste Disposal Co., Ltd invested RMB 3,640,000, 65% of the registered capital, to incorporate a joint venture (“the Joint Venture”) – Hainanzhou daifu–Luhuan Medical Waste Disposal Co, Ltd in PRC. The net assets of Hainanzhou daifu–Luhuan Medical Waste Disposal, Ltd are RMB 5,600,000. The Joint Venture is expected to start business in the 2nd quarter of 2012.

Note 9. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	March 31 2012	December 31 2011
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(263,427)	736,573	990,533

On February 11, 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 14). In turn, the Company acquired 977,966 common shares of Samyang valued at $1,000,000. The investment is classified as Available for Sale and is carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available for sale valuation reserve and other than temporary losses recorded in net income.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”) pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at March 31, 2012, no engines have been sold. The Company has not capitalized any amount related to the patents.

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at March 31, 2012 and December 31, 2011 consist of the following:

	March 31 2012	December 31 2011
	$	$
Value added taxes (“VAT”) payable	55,863	102,795
Trade payables	115,913	72,235
Accrued liabilities	437,384	228,051
Director remuneration	961,961	870,529

	1,571,121	1,273,610

Note 12. Due to Related Party

Due to related parties at March 31, 2012 and December 31, 2011 consist of the following:

	March 31 2012	December 31 2011
	$	$
American Pacific Medical Group Limited	417,136	410,000
Physician Medical Technology (Shenzhen) Co. Ltd.	237,600	-
	654,736	410,000

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stocks of daifu. The amount earns interest at 7% per annum. During the three month period ended March 31, 2012 a total of $7,136 in interest has been accrued on the liability.

Physician Medical Technology (Shenzhen) Co. Ltd. is a subsidiary of American Pacific Medical Group Limited. During the three month period ended March 31, 2012, the entity transferred $237,600 to the Company to be used for operating expenses. This amount is unsecured, non-interest bearing and is repayable on the request of Physician Medical Technology (Shenzhen) Co. Ltd.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. Related Party Transactions

During the three month period ended March 31, 2012, the Company paid/accrued $22,113 (March 31, 2011 - $nil) and issued 366,807 shares, par value $0.001 per share, valued at $19,917 (March 31, 2011 - $nil) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus. Cash payment of $6,000 and shares valued at $4,417 have been included in prepayments as at March 31, 2012 as advance payment of salary for the month of April 2012 (March 31, 2011 - $nil).

During the three month period ended March 31, 2012, Daifu paid/accrued $67,818 to related parties for salaries and wages.

During the three month period ended March 31, 2012, the Company granted 1,000,000 common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and recorded in the Company’s statement of income (Note 15).

During the year ended December 31, 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 12 and Note 15). During the three month period ended March 31, 2012 a total of $7,136 in interest payable has been accrued on the liability.

Physician Medical Technology (Shenzhen) Co. Ltd. is a subsidiary of American Pacific Medical Group Limited. During the three month period ended March 31, 2012, the entity transferred $237,600 to the Company to be used for operating expenses. This amount is unsecured, non-interest bearing and is repayable on the request of Physician Medical Technology (Shenzhen) Co. Ltd.

Note 14. Convertible Promissory Notes

a)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 9). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest is convertible into common shares of the Company at a price of $1.10 per share.

The note was due on February 11, 2012. At present the parties are determining a new mutually agreeable maturity date for the note.

The balance of the Promissory Note as at March 31, 2012 consists of principal and accrued interest of $2,000,000 and $256,110, respectively (December 31, 2011 - $2,000,000 and $226,192, respectively).

b)	On May 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in trade accounts payable which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum. All unpaid principal, together with any unpaid and accrued interest will be due and payable on December 7, 2012.

The principal balance of $37,500, together with all accrued and unpaid interest, is convertible into common shares of the Company. The conversion price is to be calculated as 58% multiplied by the market price, which is the average of the lowest three closing bid prices on the Over the Counter Bulletin Board (“OTCBB”) during the ten trading day period ending on the latest complete trading day prior to the conversion date.

The variable conversion price is considered to be an embedded derivative. The Company is unable to value the embedded derivative component separately and has therefore classified the entire contract as a financial liability that is held for trading. The balance of the Promissory Note as at March 31, 2012 consists of principal and accrued interest of $37,500 and $214, respectively.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

On January 10, 2012, the Company issued 100,000 shares, par value $0.001 per share, to a consultant of the Company as payment for consulting fees valued at $10,000.

On January 20, 2012, the Company issued 83,333 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $2,500.

On January 20, 2012, the Company issued 130,000 shares, par value $0.001 per share, to two consultants of the Company as payment of consulting fees valued at $32,500. As at March 31, 2012, $19,480 was included in prepayments.

On February 9, 2012, the Company issued 225,000 shares, par value $0.001 per share, to six consultants of the Company as payment of consulting fees valued at $22,500.

On February 16, 2012, the Company issued 163,333 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $10,500.

On March 26, 2012, the Company issued 120,141 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $6,917. As at March 31, 2012, $4,417 was included in prepayments.

On November 18, 2011, the Company completed its acquisition of daifu (Note 1). Pursuant to the Share Exchange Agreement, the daifu shareholders transferred all of the daifu ordinary shares outstanding to Rotoblock in exchange for issuance of 73,801,525 common shares of Rotoblock, par value $0.001 per share, to the daifu shareholders.

As at January 1, 2011, daifu had 96,073,105 common shares issued and outstanding. During the year ended December 31, 2011, daifu issued 283,318 common shares in settlement of certain debt obligations of daifu, and also issued 10,000,000 common shares at $0.01 per share upon exercise of original daifu stock options. The 96,073,105 shares outstanding on January 1, 2011 and 10,283,318 shares issued by daifu during the year ended December 31, 2011 are adjusted for presentation in the consolidated financial statements to 66,665,853 and 7,135,672 respectively to reflect the ratio of shares exchanged between Rotoblock and daifu.

As at November 18, 2011, 5,706,977 outstanding shares of the Company were owned by the original Rotoblock shareholders before the Share Exchange Agreement with daifu.

During the year ended December 31, 2011, daifu redeemed its outstanding preferred stock at a price of $4,310,000.

As a result of the reverse acquisition of daifu, the Company changed its year end from April 30 to December 31. On April 30, 2011, the Company had 5,710,311 shares outstanding.

On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these shares and is in the process of obtaining the common shares to be returned to treasury for cancellation.

On December 15, 2011 the Company filed a Form S-8 Registration Statement with the SEC to register 10 million shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors. As at March 31, 2012, approximately 455,000 shares have been issued under the plan.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to an officer of the Company as part of the officer’s compensation package. The warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017.

The following share purchase warrants were outstanding at March 31, 2012:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	12.50	7,600	0.44
Warrants	7.50	20,000	1.00
Warrants	7.50	16,000	1.14
Warrants	12.50	3,333	1.26
Warrants	0.25	25,000	2.29
Warrants	0.25	25,000	2.31
Warrants	0.50	200,000	2.31
Warrants	2.50	57,144	2.31
Warrants	0.25	2,181,750	2.87
Warrants	1.00	50,000	2.87
Warrants	0.25	333,333	2.91
Warrants	1.00	300,000	2.96
Warrants	0.25	12,000	3.04
Warrants	0.25	1,000,000	4.81
Warrants	0.25	6,000,000	7.97

		10,231,160

The following is a summary of warrant activities during the three month period ended March 31, 2012:

	Number of warrants	Weighted average exercise price

Outstanding and exercisable at December 31, 2011	9,231,160	$0.34
Granted	1,000,000	0.25

Outstanding and exercisable at March 31, 2012	10,231,160	$0.33

Weighted average fair value of warrants granted during the year		$0.40

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Common Shares

As at March 31, 2012, a total of 80,330,309 common shares are outstanding. Of these, 74,209,667 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 16. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as of March 31, 2012 and December 31, 2011 are as follows:

Subsidiary	Non-Controlling Interest	March 31 2012	December 31 2011
		$	$
Hydroclave China Inc.	5%	(956)	(953)

Note 17. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at March 31, 2012, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

(a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at December 31, 2011, the Company is in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Note 15).

(b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 (Note 9 and 14). The principal balance bears interest at a rate of 6% per annum. All principal, together with all accrued and unpaid interest, is convertible into common shares of the Company at a price of $1.10 per share.

At present the parties are determining a new mutually agreeable maturity date for the note.

As at March 31, 2012, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,051,009 common shares in settlement of its obligation to Samyang.

(c)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement with Asher for $37,500 (Note 14). The principal balance bears interest at a rate of 8% per annum. All principal, together with all accrued and unpaid interest, is convertible into common shares of the Company at a variable conversion price per share. The variable conversion price is to be calculated as 58% multiplied by the market price, which is the average of the lowest three closing bid prices on the Over the Counter Bulletin Board (“OTCBB”) during the ten trading day period ending on the latest complete trading day prior to the conversion date.

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As at March 31, 2012, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 541,863 common shares in settlement of its obligation.

(d)	The Company appointed its CEO on January 20, 2012, for a term of twelve months. The employment agreement stipulates an annual salary of $125,000, issuance of 1,000,000 shares of the Company’s common stock, share purchase warrants to purchase up to an additional 1,000,000 shares of the Company’s common stock at a price of $0.25 per share and Employee Common Stock Awards of 500,000 shares of common stock based on targeted increases in the Company’s market capital valuation. Of the 1,000,000 shares of the Company’s common stock, 249,999 have been issued as at March 31, 2012.

Note 18. Segmented Information

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

Three month period ended March 31, 2012	PRC	BVI	Other	Total
Revenues and other income	$ 8,994	$ 5,000	$ 18,050	$ 32,044
Cost of sales and other expenses	(160,002)	(152)	(378,989)	(539,143)
Capital assets	20,759	-	96,772	117,531
Goodwill	-	-	3,480,852	3,480,852
Total assets	$2,336,059	$ 40,169	$4,669,699	$7,045,927

Year ended December 31, 2011	PRC	BVI	Other	Total
Capital assets	$ 23,698	-	99,795	$ 123,493
Goodwill	-	-	3,480,852	3,480,852
Total assets	$1,775,126	$ 53,746	$4,984,728	$ 6,813,600

Three month period ended March 31, 2011	PRC	BVI	Other	Total
Revenues and other income	900	1,727,070	9,782	1,737,752
Cost of sales and other expenses	$(199,505)	$ 575	$(277,035)	$ (475,965)

Note 19. Financial Instruments

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

ROTOBLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(a)	Currency Risk

The Company’s reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in CAD, HK$ and RMB. The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $4 higher ($4 lower).

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $11,680 higher ($11,680 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $4,273 higher ($4,273 lower).

(b)	Interest Rate Risk

The Company has cash balances and fixed interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

(c)	Liquidity Risk

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

Note 20. Subsequent Event

On April 10, 2012, the Company issued 120,000 shares, par value $0.001 per share, to a consultant of the Company as payment of consulting fees valued at $30,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report of Form 10-Q, or Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

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

In this quarterly report on Form 10-Q the term refers to Rotoblock refers to Rotoblock, the term Daifu refers to daifuWaste Management Holdings , Ltd . Rotoblock acquired daifu Waste Management as a wholly owned subsidiary on November 18, 2011 on a consolidated basis, and “we,” “us” and “our” refer to Rotoblock , as the context indicates.

·	our ability to establish, maintain and strengthen our brand;
·	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;
·	our ability to maintain effective disclosure controls and procedures;
·	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;
·	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;
·	our ability to attract and retain the personnel qualified to implement our growth strategies;
·	our ability to obtain approval from government authorities for our products;
·	our ability to protect the patents on our proprietary technology;
·	our ability to fund our short-term and long-term financing needs;
·	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;
·	changes in our business plan and corporate strategies; and
·	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

Recent Developments

Activity during quarter ended March 31, 2012

In the first quarters of 2012 and 2011, we were not able to recognize any revenues. In accordance with our policy of revenue recognition, we require the customer acceptance of the installation as operating satisfactorily. During the first quarter of both years, we experienced delays in obtaining customer contract sign-offs due to the Chinese holidays where many businesses are closed to celebrate. Although work continued on various installations, we did not reach the completion stage to properly recognize revenue.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Selling and distribution expenses decreased by $9,218 from $100,244 for the quarter ended March 31, 2011 to $91,026 for the period ended March 31, 2012.  The decrease was primarily due to less travel expenses for personnel to conserve cash.

Administrative and other operating costs increased by $31,555 from 372,945 for the quarter ended March 31, 2011 to $404,500 for the period ended March 31, 2012.  The increase was primarily due to the inclusion of Rotoblock corporate for the first quarter ended March 31, 2012. Since the merger did not occur until November 2011. The Company incurred additional expenses for the following: legal and professional fees, consulting expenses and stock based compensation.

Other income decreased $1.7 million from $1.7 million for the quarter ended March 31, 2011 to $32,044 for the quarter ended March 31, 2012.  The decrease was primarily due to forfeiture of a customer’s deposit on an installation for approximately $1.7 million in the first quarter ended March 31, 2011.

Financial expense. increased by $37,496 from $101 for the quarter ended March 31, 2011 to $37,673 for the period ended March 31, 2012.  The inclusion of Rotoblock corporate for the first quarter ended March 31, 2012 added approx $30,000 for interest on the Samyang Convertible debt plus interest on the recently incurred convertible debt due to Asher Enterprises Inc. and the loan from a related party, American Pacific Medical Group Limited.

Interest income decreased by $159 from $331 for the quarter ended March 31, 2011 to $172 for the period ended March 31, 2012.  The decrease was due to less overall average Company balances in bank savings accounts.

Net Income (loss) for the quarter ended March 31, 2012 was ($507,099) net loss compared to net income of $1.3 million for the period ended March 31, 2011.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank loans, our investment in securities with Samyang Optics, Ltd of $736,573. As of March 31, 2012, we had a loan of $410,000 due to American Pacific Medical Group Limited, a related party of daifuWaste Group, with loan interest rate at 7% per annum, from January 1, 2012. Also during the 1st quarter of 2012, we had convertible debt for $37,500 with Asher Enterprises Inc with interest rate at 8% per annum.

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

We provided cash in operations of $116,614 and used cash in operations of $185,057 during the first quarter ended March 31, 2012 and 2011 respectively.

Cash provided from operations during the first quarter ended March 31, 2012 was the result of the net loss incurred for the periods of $507,099, offset by non-cash expenses of $144,404. In the first quarter of 2012, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stock/warrants issued for compensation and consulting fees.

Cash used in operations for the first quarter ended March 31, 2011 was the result of the net profit of $1.3 million plus non-cash expenses of $73,864. In the first quarter of 2011, non-cash expenses were due to depreciation and amortization and stock based compensation for certain equity instruments.

For the first quarter ended March 31, 2012, the net change in operating assets and liabilities resulted in a cash increase of $479,309. The change was primarily due to the following: a increase in other receivables and prepayments of $96,353 as result of payments to suppliers and a decrease in customer’s deposits offset by an increase in other payables and accrued liabilities of $317,449 as a result of accruals of $106,000 for executive pay, loan from Pacific Medical Group Limited of $238,000 and Vat Taxes of $47,000.

In 2011, the net change in operating assets and liabilities resulted in a cash decrease of $1.5 million. The change was primarily due to the following: a decrease of $1.5 million in deferred revenue to recognize a customer deposit that was forfeited, a decrease of $288,000 in accounts receivable, offset by increase of $176,796 in the inventory, an increase of $50,898 in other payables and accrued liabilities executive and staff salaries and an increase of $75,970 due to payments for suppliers.

Investing activities used cash no cash for the first quarter ended March 31, 2012, however, cash of $293,590 was used in the first quarter ended March 31, 2011 to acquire a 35% share interest in a MWT center in Qinghai Province. The center is expected to start business in the second quarter of 2012.

Financing activities used cash of $99,589 for the first quarter ended March 31, 2012 and provided cash of $163,375 for the first quarter ended March 31, 2011. In the first quarter ended March 31, 2012, we received cash of $17,000 through the issuance of convertible debt and used $116,589 of cash to deposit in a restricted cash account to ensure certain project performances. In the first quarter of 2011, we received total cash of $163,375 from the exercise of stock options of $85,000 and the release of previously restricted cash of $78,375.

We had cash and cash equivalents of $161,230 at March 31, 2012 as compared to $144,202 at December 31, 2011. We had working capital deficits of $5.4 and $6.4 million at March 31, 2012 and December 31, 2011, respectively.

 We will need additional funding to sustain our operations at our current levels through the next twelve months.

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

 Estimates

 The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at March 31, 2012 and 2011.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the quarter ended March 31, 2012, the Company did not make any allowance for slow-moving or defective inventories.

Off-Balance Sheet Arrangements

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceedings.

 Item 1A. Risk Factors

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

RISKS RELATED TO OUR BUSINESS

Daifu is a relatively new company and may experience volatility in our business

Daifu only started to operate in 2001 and has not achieved significant revenue through first quarter ended March 31, 2012. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

Our planned expansion into the Medical Waste Treatment Management Center business is a new business for us and we may experience difficulties implementing the plan

Daifu plans to expand into the MWT center operation and management business by leveraging our industry leadership in the equipment sector. If successfully implemented, the strategy will greatly enhance our industrial and competitive position and generate recurring revenue for us. However, the MWT industry, especially the operation and management of treatment centers, is competitive and undeveloped. Because every city has one or two centers, the operators have close connections with the regulatory agency in the city. One consequence is a lack of transparency or predictability in the MWT center operation and management business. Our plan to acquire these centers may not succeed because of the lack of transparency or predictability. The failure would result in slower growth of Daifu's business than projected.

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

 Daifu does not own any manufacturing facilities so our product quality and delivery time may experience negative variances

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

The medical waste treatment industry is heavily regulated by Chinese government and changes in government regulation may negatively impact Daifu's business

The Chinese government has issued rules, regulations and standards for the disposal and treatment of medical waste as well as other hazardous waste. It also regulates who can operate and manage the municipal treatment centers. The standards and regulations regarding the treatment centers also change frequently. This regulatory environment creates uncertainty for us, and future changes may adversely affect our business.

Failure to achieve our acquisition strategy would impact our ability to grow

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

Acquisitions may dilute equity ownership and value and may result in more negatives than benefits

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

Our holding company structure may limit the payment of dividends to our stockholders

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

The majority of our business is solely in the PRC

All our Daifu products have been sold to the PRC market. As such, our business and prospects are susceptible to changes in the PRC MWT market that could adversely affect demand for our systems. Our business could be adversely affected if our PRC business drops, and if we are unable to make up the decline with sales outside the PRC.

Our competitiveness is dependent on our continuing R&D

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

 Under the Regulation:

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Our Directors, Substantial Shareholders and their associates, who will in aggregate own approximately 87% of our enlarged share capital and Common Stock equivalents (including the shares underlying the Rotoblock Warrants)., will retain significant control over our Company after the Share Exchange, which will allow them to influence the outcome of matters submitted to stockholders for approval. As a result, these persons, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions, and will have veto power in respect of any stockholder action or approval requiring a majority vote. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company which may not benefit all stockholders.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities

Rotoblock has currently only a limited public market for our Common Stock, which is listed on the Over-the-Counter Bulletin Board. No assurance can be given that a trading market will develop further or be maintained in the future.

The price of Rotoblock Common Stock may be volatile, which could result in substantial losses for stockholders

The market price of Rotoblock Common Stock may be highly volatile and could be subject to wide fluctuations in response to variations in operating results. These fluctuations may be exaggerated if the trading volume of the stock is low. In addition, the market price of the Rotoblock Common Stock may also rise and fall as a result of, among others, the following factors, some of which are beyond our control:-

 (i)                 the success of our management team in implementing business and growth Strategies;

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

Future sales of our common stock could adversely affect our share price

Rotoblock's directors and substantial shareholders collectively hold approximately 70.87% percent of Rotoblock's issued and outstanding Common Stock and Common Stock equivalents (including the shares underlying the Rotoblock Warrants). Any sale of Rotoblock Common Stock by our directors and substantial shareholders could cause the price of the Common Stock to fall and may thereby also affect our ability to raise funds through issuance of equities or other forms of securities.  Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-K before deciding to invest in our securities.

Item 1B. Unresolved Staff Comments

 None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

At the present time we do not have a standing committee or a committee performing similar functions. In addition, at the present time, we do not have a defined policy or procedure for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the selection of nominees to the Board of Directors and the Board does not have any specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or shareholders and make recommendations for election or appointment.

Item 6.  Exhibits

(b) Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2012 By: /s/ Andrew P. Schneider

Name: Andrew P. Schneider

Title: Chief Executive Officer (Principal Executive Officer).

Dated: May 15, 2012 By: /s/ Chow Chu Keung

Name: Chow Chu Keung

Title: Chief Financial Officer (Principal Financial and Accounting Officer)

