Form 10-Q
period 2012-06-30
Rotoblock Corp
filed 2012-08-13
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filer required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  X  No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  __   No  X

As of August 10, 2012, there were 81,428,686 shares outstanding of the registrant’s common stock.

1

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS	Note	June 30 2012	December 31 2011
Current assets		$	$
Cash and cash equivalents		107,745	144,202
Restricted cash		63,812	-
Accounts receivable		867,201	538,513
Prepayments, deposits and other receivables	5	646,311	641,454
Inventory	6	880,552	600,963
Total current assets		2,565,621	1,925,132

Non-current assets
Property, plant and equipment	7	111,431	123,493
Goodwill	1	3,480,852	3,480,852
Investments in associates	8	293,590	293,590
Available-for-sale investments	9	708,489	990,533
Total non-current assets		4,594,362	4,888,468

TOTAL ASSETS		7,159,983	6,813,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	11	1,454,697	1,273,610
Deferred revenue		1,156,731	651,117
Due to related parties	12	767,359	410,000
Convertible promissory notes	14	2,324,489	2,226,192
Total current liabilities		5,703,276	4,560,919

TOTAL LIABILITIES		5,703,276	4,560,919

SHAREHOLDERS’ EQUITY
Common stock	15	81,220	79,509
Additional paid in capital		6,094,958	5,886,251
Warrants	15	1,441,514	1,401,514
Available-for-sale investments valuation reserve		(306,175)	(24,131)
Accumulated other comprehensive income		80,053	72,667
Deficit		(5,933,906)	(5,162,176)
TOTAL SHAREHOLDERS’ EQUITY		1,457,664	2,253,634

Non-controlling interests	16	(957)	(953)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		7,159,983	6,813,600

Nature and Continuance of Operations (Note 1); Commitments and Contingencies (Note 17)

- See Accompanying Notes –

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPRENSIVE INCOME (LOSS)
(Expressed in Dollars, except per share amounts)
(unaudited)

	Note	Three month period ended June 30 2012	Three month period ended June 30 2011	Six month period ended June 30 2012	Six month period ended June 30 2011
		$	$	$	$
Revenue
Sales		615,096	838,414	615,096	838,414
Cost of sales		(407,419)	(644,407)	(407,419)	(644,407)
Gross profit		207,677	194,007	207,677	194,007

Operating expenses
Selling and distribution expenses		(102,320)	(124,663)	(193,346)	(224,907)
Administrative and other operating costs		(344,591)	(296,000)	(749,091)	(668,945)
Depreciation and amortization		(6,115)	(2,964)	(12,234)	(5,970)
Loss from operations		(245,349)	(229,620)	(746,994)	(705,815)

Other income	4	19,542	26,234	51,586	1,763,986
Financial income and (expense)		(39,035)	(1,072)	(76,708)	(1,173)
Interest income		210	350	382	681
Income (loss)		(264,632)	(204,108)	(771,734)	1,057,679

Non-controlling interests	16	1	3	4	3

Income (Loss) for the period		(264,631)	(204,105)	(771,730)	1,057,682

Comprehensive income (loss)
Net income (loss) for the period		(264,631)	(204,105)	(771,730)	1,057,682
Foreign currency translation adjustment		871	9,732	7,386	19,097
Unrealized gain (loss) on available for sale investments		(28,084)	-	(282,044)	-

Comprehensive income (loss) for the period		(291,844)	(194,373)	(1,046,388)	1,076,779

Income (Loss) per share – basic and diluted		0.00	0.00	(0.01)	0.01

Weighted average shares outstanding – basic and diluted		80,668,969	73,801,525	80,322,302	72,579,393

- See Accompanying Notes -

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Note	Three month period ended June 30 2012	Three month period ended June 30 2011	Six month period ended June 30 2012	Six month period ended June 30 2011
Cash Flows From (Used in) Operating Activities		$	$	$	$
Income (Loss) for the period		(264,631)	(204,105)	(771,730)	1,057,682
Items not involving cash:
Depreciation and amortization		6,115	2,964	12,234	5,970
Non-cash interest		38,247	-	75,515	-
Non-controlling interest	16	(1)	(3)	(4)	(3)
Shares issued for compensation	13,15	28,251	-	43,751	-
Shares issued for consulting fees	15	57,603	-	103,123	-
Stock-based compensation		-	-	-	70,858
Warrants issued for compensation	13,15	-	-	40,000	-

Adjustments to Reconcile Net Loss to Net Cash From (Used in) Operating Activities
Decrease/(Increase) in accounts receivable		(340,840)	(204,860)	(324,960)	83,272
Decrease/(Increase) in inventory		(31,421)	(641)	(275,856)	(177,437)
Decrease/(Increase) in other receivables and prepayments		158,970	508,715	62,617	432,745
Increase/(Decrease) in other payables and accrued liabilities		(116,466)	194,777	200,983	143,879
Increase/(Decrease) in deferred revenue		15,219	(334,650)	501,987	(1,839,826)
Net cash from (used in) operating activities		(448,954)	(37,803)	(332,340)	(222,860)

Cash Flows Used in Investing Activities
Investment in associates	8	-	-	-	(293,590)
Net cash used in investing activities		-	-	-	(293,590)

Cash Flows From (Used in) Financing Activities
Common shares issued for cash	15	-	15,000	-	100,000
Advance from related parties		342,641	-	342,641	-
(Decrease)/Increase in restricted cash		52,567		(64,022)	78,375
Convertible promissory note	14	-	-	17,000	-
Net cash from (used in) financing activities		395,208	15,000	295,619	178,375

Effect of foreign currency translation on cash and cash equivalents		261	2,221	264	2,031

Net decrease in cash and cash equivalents		(53,485)	(20,582)	(36,457)	(336,044)

Cash and cash equivalents – beginning of period		161,230	250,623	144,202	566,085

Cash and cash equivalents – end of period		107,745	230,041	107,745	230,041

- See Accompanying Notes -

ROTOBLOCK CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Common Shares	Common	Preferred	Additional	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		Stock	Stock	Paid-In
				Capital
		$	$	$	$	$	$	$	$
Balance – December 31, 2010	66,665,853	960,731	318,875	7,781,014	-	-	40,461	(5,926,561)	3,174,520

Issuance of shares for cash	6,939,076	100,000	-	-	-	-	-	-	100,000
Issuance of shares for settlement of debt	196,596	2,833	-	68,025	-	-	-	-	70,858
Redemption of preferred stock	-	-	(318,875)	(3,991,125)	-	-	-	-	(4,310,000)
Share exchange between Rotoblock and daifuWaste	5,706,977	(984,055)	-	2,028,337	1,401,514	-	-	-	2,445,796
Net loss for the year	-	-	-	-	-	-	-	764,385	764,385
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(24,131)	-	-	(24,131)
Foreign currency translation adjustment	-	-	-	-	-	-	32,206	-	32,206

Balance – December 31, 2011	79,508,502	79,509	-	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	1,711,810	1,711	-	208,707	-	-	-	-	210,418
Warrants granted for services	-	-	-	-	40,000	-	-	-	40,000
Net loss for the period	-	-	-	-	-	-	-	(771,730)	(771,730)
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(282,044)	-	-	(282,044)
Foreign currency translation adjustment	-	-	-	-	-	-	7,386	-	7,386

Balance – June 30, 2012	81,220,312	81,220	-	6,094,958	1,441,514	(306,175)	80,053	(5,933,906)	1,457,664

- See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

Note 1. Nature and Continuance of Operations

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

On November 18, 2011, the Company completed its acquisition of daifuWaste Management Holding Ltd, (“daifu”), a Cayman Islands company, via Share Exchange Agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of daifu transferred all of the daifu ordinary shares outstanding to the Company in exchange for issuance of 73,801,525 common shares of the Company, par value $0.001 per share, to the daifu shareholders. As at the date of the Share Exchange Agreement, daifu had 106,356,423 ordinary shares outstanding.

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

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

The Company’s interim consolidated financial statements as at June 30, 2012 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $771,730 for the six month period ended June 30, 2012 (June 30, 2011 – net income of $1,057,682) and has a working capital deficiency of $3,137,655 at June 30, 2012 (December 31, 2011 – $2,635,787).

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

The comparative information for June 30, 2011 represents the financial performance of Daifu (Note 1).

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

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

Note 4. Other Income

Other income as at June 30, 2012 and 2011 consists of the following:

	Three month period ended June 30 2012	Three month period ended June 30 2011	Six month period ended June 30 2012	Six month period ended June 30 2011
	$	$	$	$
Sundry income	1,496	16,246	15,490	1,744,216
Management fee income	18,046	9,988	36,096	19,770

	19,542	26,234	51,586	1,763,986

During the six month period ended June 30, 2011, daifu recorded sundry income of $1,744,216 upon forfeiture of advance payments received from customers in previous years.

Note 5. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at June 30, 2012 and December 31, 2011 consist of the following:

	June 30 2012	December 31 2011
	$	$
Temporary prepayments	-	38,610
Deposits to suppliers	299,817	349,101
Contract guarantee deposits	218,326	208,319
Premises and sundry deposits	64,624	25,206
Advances to employees/consultants	63,544	20,000
Harmonized sales tax receivable	-	218

	646,311	641,454

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

Note 6. Inventory

Inventories as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30 2012	December 31 2011
	$	$
Raw materials	880,552	600,963

Note 7. Property, Plant and Equipment

		Accumulated depreciation
	Cost		June 30 2012	December 31 2011
	$	$	$	$

Equipment	52,940	21,880	31,060	34,500
Vehicles	137,291	58,205	79,086	87,880
Effect of foreign exchange on fixed asset balances	2,792	1,507	1,285	1,113

	193,023	81,592	111,431	123,493

During the six month period ended June 30, 2012, total additions to property and equipment were $nil (December 31, 2011 – $nil).  During the six month period ended June 30, 2012, total dispositions of property and equipment were $nil (December 31, 2011 - $nil).

Note 8. Investments in Associates

	June 30 2012	December 31 2011
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

On January 25, 2011, daifuWaste (HK) invested RMB 1,960,000 ($293,590), 35% of the registered capital, associated with Hainanzhou Luhuan Medical Waste Disposal Co., Ltd invested RMB 3,640,000, 65% of the registered capital, to incorporate a joint venture (“the Joint Venture”) – Hainanzhou daifu–Luhuan Medical Waste Disposal Co, Ltd in PRC. The net assets of Hainanzhou daifu–Luhuan Medical Waste Disposal, Ltd are RMB 5,600,000. The Joint Venture was expected to start business in the 2nd quarter of 2012. However, due to delay of utilities supply, the Joint Venture is expected to start business once the government approval is granted.

Note 9. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	June 30 2012	December 31 2011
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,000,000	(291,511)	708,489	990,533

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

Note 10. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”) pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at June 30, 2012, no engines have been sold. The Company has not capitalized any amount related to the patents.

 Note 11. Accounts Payable and Accrued Liabilities

 Accounts payable and accrued liabilities as at June 30, 2012 and December 31, 2011 consist of the following:

	June 30 2012	December 31 2011
	$	$
Value added taxes (“VAT”) payable	91,956	102,795
Trade payables	72,347	72,235
Accrued liabilities	285,636	228,051
Director remuneration	1,004,758	870,529
	1,454,697	1,273,610

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

Note 12. Due to Related Party

Due to related parties at June 30, 2012 and December 31, 2011 consist of the following:

	June 30 2012	December 31 2011
	$	$
American Pacific Medical Group Limited	450,359	410,000
Physician Medical Technology (Shenzhen) Co. Ltd.	317,000	-
	767,359	410,000

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stocks of daifu. The amount earns interest at 7% per annum. A further $25,641 was borrowed during the six month period ended June 30, 2012, with an annual interest rate of 7%. During the six month period ended June 30, 2012 a total of $14,718 in interest has been accrued on the liability.

During the six month period ended June 30, 2012, $317,000 cash was temporarily advanced from a related party to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

Note 13. Related Party Transactions

During the six month period ended June 30, 2012, the Company paid/accrued $37,030 (June 30, 2011 - $nil) and issued 733,810 shares, par value $0.001 per share, valued at $43,751 (June 30, 2011 - $nil) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus. Shares valued at $12,917 have been included in prepayments as at June 30, 2012 as advance payment of salary and bonus for the month of July 2012 (June 30, 2011 - $nil).

During the six month period ended June 30, 2012, Daifu paid/accrued$135,747 to directors for salaries and wages. (June 30, 2011-$221,485 ).

During the six month period ended June 30, 2012, the Company granted 1,000,000 common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and recorded in the Company’s statement of income (Note 15).

During the year ended December 31, 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 12 and Note 15). A further $25,641 was borrowed during the six month period ended June 30, 2012 for use in operations. During the six month period ended June 30, 2012 a total of $14,718 in interest payable has been accrued on the liability.

During the six month period ended June 30, 2012, $317,000 in cash was temporarily advanced from a related party to daifu for use in operations. This amount is unsecured, non-interest bearing and is repayable on request.

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

The balance of the Promissory Note as at June 30, 2012 consists of principal and accrued interest of $2,000,000 and $286,027, respectively (December 31, 2011 - $2,000,000 and $226,192, respectively).

b)	On May 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payable and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum. All unpaid principal, together with any unpaid and accrued interest will be due and payable on December 7, 2012.

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

The balance of the Promissory Note as at June 30, 2012 consists of principal and accrued interest of $37,500 and $962, respectively.

Note 15. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

On January 10, 2012, the Company issued 100,000 shares, par value $0.001 per share, to a consultant of the Company as payment for consulting fees valued at $10,000.

On January 20, 2012, the Company issued 83,333 shares, par value $0.001 per share, to an officer of the Company as payment of bonus valued at $2,500.

On January 20, 2012, the Company issued 130,000 shares, par value $0.001 per share, to two consultants of the Company as payment of consulting fees valued at $32,500. As at June 30, 2012, $1,356 was included in prepayments.

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

On April 10, 2012, the Company issued 120,000 shares, par value $0.001 per share, to a consultant of the Company as payment for consulting fees valued at $30,000. As at June 30, 2012, $17,500 was included in prepayments.

On May 1, 2012, the Company issued 117,001 shares, par value $0.001 per share to an officer of the Company as payment of salary and bonus valued at $10,917.

On May 17, 2012, the Company issued 28,000 shares, par value $0.001 per share, to a consultant of the Company as payment for consulting fees valued at $7,000.

On May 30, 2012, the Company issued 125,001 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $12,917.

On June 1, 2012, the Company issued 300,000 shares, par value $0.001 per share, to two consultants of the Company as payment of consulting fees valued at $39,000. As at June 30, 2012, $23,833 was included in prepayments.

On June 21, 2012, the Company issued 75,000 shares, par value $0.001 per share, to two consultants of the Company as payment of consulting fees valued at $12,750. As at June 30, 2012, $7,938 was included in prepayments.

On June 27, 2012, the Company issued 125,001 shares, par value $0.001 per share to an officer of the Company as payment of salary and bonus valued at $12,917. As at June 30, 2012, $12,917 was included in prepayments.

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

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

On December 15, 2011 the Company filed a Form S-8 Registration Statement with the SEC to register 10 million shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors. As at June 30, 2012,878,000 shares have been issued under the plan.

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to an officer of the Company as part of the officer’s compensation package. The warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017.

The following share purchase warrants were outstanding at June 30, 2012:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	12.50	7,600	0.19
Warrants	7.50	20,000	0.75
Warrants	7.50	16,000	0.89
Warrants	12.50	3,333	1.01
Warrants	0.25	25,000	2.04
Warrants	0.25	25,000	2.06
Warrants	0.50	200,000	2.06
Warrants	2.50	57,144	2.06
Warrants	0.25	2,181,750	2.62
Warrants	1.00	50,000	2.62
Warrants	0.25	333,333	2.66
Warrants	1.00	300,000	2.71
Warrants	0.25	12,000	2.79
Warrants	0.25	1,000,000	4.56
Warrants	0.25	6,000,000	7.72

		10,231,160

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

The following is a summary of warrant activities during the six month period ended June 30, 2012:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2011	9,231,160	0.34
Granted	1,000,000	0.25

Outstanding and exercisable at June 30, 2012	10,231,160	0.33

Weighted average fair value of warrants granted during the year		0.04

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at June 30, 2012, a total of 81,220,312 common shares are outstanding. Of these, 74,676,670 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 16. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as of June 30, 2012 and December 31, 2011 are as follows:

Subsidiary	Non-Controlling Interest	June 30 2012	December 31 2011
		$	$
Hydroclave China Inc.	5%	(957)	(953)

	5%	(957)	(953)

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

Note 17. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at June 30, 2012, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

(a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at June 30, 2012, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Note 15).

(b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 (Note 9 and 14). The principal balance bears interest at a rate of 6% per annum. All principal, together with all accrued and unpaid interest, is convertible into common shares of the Company at a price of $1.10 per share.

At present the parties are determining a new mutually agreeable maturity date for the note.

As at June 30, 2012, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,078,207 common shares in settlement of its obligation to Samyang.

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

As at June 30, 2012, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 510,101 common shares in settlement of its obligation.

(d)	The Company appointed a new Chief Executive Office (“CEO”) on 20 January 2012 with an employment agreement term effective for twelve months. The employment agreement stipulates an annual salary of $125,000, issuance of 1,000,000 shares of the Company’s common stock, share purchase warrants to purchase up to an additional 1,000,000 shares of the Company’s common stock at a price of $0.25 per share and Employee Common Stock Awards of 500,000 shares of common stock based on targeted increases in the Company’s market capital valuation. Of the 1,000,000 shares of the Company’s common stock, 416,665 have been issued as at June 30, 2012, of which the value of 83,333 shares has been recorded as a prepaid expense. The value of a further 83,333 shares has been recorded in accounts payable and accrued liabilities as shares approved for issue to the CEO in April have not yet been issued.

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

Six month period ended June 30, 2012	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	625,586	5,000	36,096	666,682
Cost of sales and other expenses	(748,949)	(166)	(689,297)	(1,438,412)
Capital assets	17,681	-	93,750	111,431
Goodwill	-	-	3,480,852	3,480,852
Total assets	2,471,230	14,145	4,674,608	7,159,983

Three month period ended June 30, 2012	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	616,592	-	18,046	634,638
Cost of sales and other expenses	(588,947)	(14)	(310,308)	(899,269)

Year ended December 31, 2011	PRC	BVI	Other	Total

Capital assets	23,698	-	99,795	123,493
Goodwill	-	-	3,480,852	3,480,852
Total assets	1,775,126	53,746	4,984,728	6,813,600

Six month period ended June 30, 2011	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	854,619	1,728,011	19,770	2,602,400
Cost of sales and other expenses	(1,036,301)	524	(508,941)	(1,544,718)

Three month period ended June 30, 2011	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	853,719	941	9,988	864,648
Cost of sales and other expenses	(836,796)	(51)	(231,906)	(1,068,753)

ROTOBLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $7 higher ($7 lower).

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $12,048 higher ($12,048 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $5,549 higher ($5,549 lower).

(c)     Interest Rate Risk

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

 Recent Developments

Some of the noteworthy events for the Company that occurred through the second quarter of 2012 and through the date of this report are as follows:

Progress has continued during the quarter on our various installations in the China provinces of Sichuan, Guangdong and Guangxi and city of Beijing. The planned usage of our installations is for medical waste or specific hospitals or entire provinces in China.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in Rotoblock’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended June 30		Six Months ended June 30
	2012	2011	2012	2011
Statements of Operations Data:
Net sales	100.0%	100.0%	100%	100%
Cost of sales	(66.2)	(76.8)	(66.2)	(76.8)
Operating expenses	(73.6)	(50.5)	(155.2)	(107.3)
Loss from operations	(39.9)	(27.4)	(121.4)	(84.1)
Net Income ( loss )	(40.1)	(24.3)	(125.5)	126.2

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Sales decreased by $223,318 from $838,414 for the quarter ended June 30, 2011 to $615,096 for the quarter ended June 30, 2012. The decrease was due to the sales of lower priced equipment in the quarter ended June 30, 2012 versus higher priced in the Quarter ended June 30, 2011.

Cost of Goods Sold decreased by $236,988 from $644,407 for the quarter ended June 30, 2011 to $407,419 for the quarter ended June 30, 2012. The decrease was due to lower sales and product mix in the current quarter. As a percentage of sales, the cost of goods sold was 77% and 66% for the quarter ended June 30, 2011 and for the quarter ended June 30, 2012 respectively.

Gross profit increased by $13,670 from $194,007 for the quarter ended June 30, 2011 to $207,677 for the quarter ended June 30, 2011.  The increase was primarily due to improvement in cost control where the sales margins increased from 23% to 34% for the quarter ended June 30, 2011 and for the quarter ended June 30, 2012 respectively.

Selling and distribution expenses decreased by $22,343 from $124,663 for the quarter ended June 30, 2011 to $102,320 for the quarter ended June 30, 2012. The reason for the decrease was due to sales of the low capacity equipments which results in less technical and distribution cost incurred and improvement in installation efficiency.

Administrative and other operating costs increased by $48,591 from $296,000 for the quarter ended June 30, 2011 to $344,591 for the period ended June 30, 2012. The increase was primarily due to the inclusion of Rotoblock U.S. corporate for the second quarter ended June 30, 2012. Since the merger did not occur until November 2011. The Company incurred additional expenses for the following: legal and professional fees, consulting expenses.

Depreciation increased by $3,151 from $2,964 for the quarter ended June 30, 2011 to $6,115 for the quarter ended June 30, 2012. The increase was mainly due to the acquisition with Rotoblock U.S. office for its office equipment and vehicle.

Other income decreased by $6,692 from $26,234 for the quarter ended June 30, 2011 to $19,542 for the quarter ended June 30, 2012. The other income generated for the current quarter is mainly due to service income and maintenance income for medical waste equipment.

Financial expense increased by $37,963 from $1,072 for the quarter ended June 30, 2011 to $39,035 for the quarter ended June 30, 2012. The increase was mainly due to interest on loan with a related party of American Pacific Medical Group Limited for $435,641 at 7% p.a. payable of $7,582 Interest on Samyang Optics Convertible Debt for $2 millions at 6% p.a. payable of $29,917 interest on Asher Enterprises Inc. Convertible Debt for $37,500 at 8% p.a. payable of $748

Interest Income decreased slightly from $350 for the quarter ended June 30, 2011 to $210 for the quarter ended June 30, 2012 due to less cash balances in the bank accounts subject to interest

Net Loss for the quarter ended June 30, 2012 was $264,631 compared to $204,105 for the period ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Note: Since the Company was not able to close any contracts and record revenue in the first quarter of 2012, the explanations for Sales, Cost of Goods Sold and Gross Profit are the same as the quarterly above.

Sales decreased by $223,318 from $838,414 for the six months ended June 30, 2011 to $615,096 for the six months ended June 30, 2012. The decrease was due to the sales of lower priced equipment in the six months ended June 30, 2012 versus higher priced in the six months ended June 30, 2011.

Cost of Goods Sold decreased by $236,988 from $644,407 for the six months ended June 30, 2011 to $407,419 for the six months ended June 30, 2012. The decrease was due to lower sales and product mix in the six months As a percentage of sales, the cost of goods sold was 77% and 66% for the six months ended June 30, 2011 and for the six months ended June 30, 2012 respectively.

Gross profit increased by $13,670 from $194,007 for the six months ended June 30, 2011 to $207,677 for the six months ended June 30, 2011.  The increase was due the to improvement in cost control, where the sales margins increased from 23% to 34% for the six months ended June 30, 2011 and for the six months ended June 30, 2012 respectively.

Selling and distribution expenses. Decreased by $31,561 from $224,907 for the six months ended June 30, 2011 to $193,346 for the six months ended June 30, 2012. The reason for the decrease was due sales to the low capacity equipments, where less technical and distribution cost was incurred.

Administrative and other operating costs increased by $80,146 from $668,945 for the six months ended June 30, 2011 to $749,091 for the six months ended June 30, 2012 The increase was primarily due to the inclusion of Rotoblock U.S. corporate for the six months ended June 30, 2012. Since the merger did not occur until November 2011. The Company incurred additional expenses for the following: legal and professional fees, consulting expenses and stock based compensation.

Depreciation increased by $6,264 from $5,970 for the six months ended June 30, 2011 to $12,234 for the six months ended June 30, 2012. The increase was mainly due to the acquisition with Rotoblock U.S. Corporate for its office equipment and vehicle.

Other income decreased by $1.7 million from $1.76 million for the six months ended June 30, 2011 to $51,586 for the six months ended June 30, 2012. Other income of $1.8 million in 2011 was primarily due to the cancellation of two sales contract by customers where the installation deposits of approximately $1.7 million were forfeited to us.

Financial expense increased by $75,535 from $1,173 for the six months ended June 30, 2011 to $76,708 for the six months ended June 30, 2012. The increase was mainly due to the following: interest on loan with a related party of American Pacific Medical Group Limited for $435,641 at 7% p.a. payable of $14,718, nterest on Samyang Optics Convertible Debt for $2 millions at 6% p.a. payable of $59,835,interest on Asher Enterprises Inc. Convertible Debt for $37,500 at 8% p.a. payable of $962

Interest Income. Decreased slightly from $681 for the six months ended June 30, 2011 to $382 for the six months ended June 30, 2012. The decrease is due to be less cash deposit into the saving account and escrow account.

 Net Loss for the six months ended June 30, 2012 was $771,730 compared to a Net Income of $1.1 million for the six months ended June 30, 2011.

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

Our principal sources of liquidity consist of our existing cash on hand, bank loans, our investment in securities with Samyang Optics, Ltd of $736,573. As of June 30, 2012, we had a loan of $410,000 due to American Pacific Medical Group Limited, a related party of daifuWaste Group, with loan interest rate at 7% per annum, from January 1, 2012. Also during the 1st quarter of 2012, we had convertible debt for $37,500 with Asher Enterprises Inc with interest rate at 8% per annum.

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

We used cash in operations of $332,340 and of $222,860 during the six months ended June 30, 2012 and 2011 respectively.

Cash used in operations during the first six months ended June 30, 2012 was the result of the net loss incurred for the periods of $771,730, offset by non-cash expenses of $274,619. In the first six months of 2012, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stock/warrants issued for compensation and consulting fees.

Cash used in operations for the first six months ended June 30, 2011 was the result of the net profit of $1,057,682, offset by non-cash expenses of $76,825. In the first six months of 2011, non-cash expenses were due to depreciation and amortization, non-controlling interest and stock based compensation for certain equity instruments.

For the first six months ended June 30, 2012, the net change in operating assets and liabilities resulted in a cash increase of $164,771. The change was primarily due to the following: an increase of $501,987 in deferred revenue, an increase of $200,983 in other payables and accrued liabilities as a result of $212,623 for executive pay, legal and accounting fee with offset a decrease in VAT Taxes of $11,640, an increase of $324,960 in accounts receivable and an increase of $275,856 in inventory, offset by an decrease of $62,617 in prepayment.

For the first six months ended June 30, 2011, the net change in operating assets and liabilities resulted in a cash decrease of $1,357,367. The change was primarily due to the following: a decrease of $1.8 million in deferred revenue which was recognized into income, an increase of $143,879 in other payables and accrued liabilities mainly for executive pay, a decrease of $83,272 in accounts receivable and a decrease of $432,745 in payment to suppliers, offset by an increase of $177,437 in inventory.

Investing activities used cash of $0 for the first six months ended June 30, 2012, however, cash of $293,590 was used in the first six months ended June 30, 2011, to acquire a 35% share interest in a MWT center in Qinghai Province. The center was expected to start business in the second quarter of 2012. However, due to delay of utilities supply, it is expected to start business once the government approval is granted.

Financing activities provided cash of $295,619 for the first six months ended June 30, 2012 and provided cash of $178,375 for the first six months ended June 30, 2011. In the first six months ended June 30, 2012, we received cash of $17,000 through the issuance of convertible debt and used $64,022 of cash to deposit in a restricted cash account to ensure certain project performances. Also we received $342,641 from two related parties of daifuWaste Group for operating use.

In the first six months of 2011, we received total cash of $178,375 from the exercise of stock options of $100,000 and the release of previously restricted cash of $78,375.

We had cash and cash equivalents of $107,745 at June 30, 2012 as compared to $144,202 at December 31, 2011. We had working capital deficits of $3.1 and $2.6 million at June 30, 2012 and December 31, 2011, respectively.

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

 Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at June 30, 2012 and 2011.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the first six months ended June 30, 2012, the Company did not make any allowance for slow-moving or defective inventories.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Daifu is a relatively new company and may experience volatility in our business

Daifu only started to operate in 2001 and has not achieved significant revenue through second quarter ended June 30, 2012. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

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

Our Oscillating Piston Engine is in the small engine industry which is highly competitive and our technology may not be well received or successful

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

We may be unable to protect the proprietary rights to the Oscillating Piston Engine technologies, patents and intellectual property, which may hamper our ability to license and/or sell the manufacturing rights to the technology, thereby impacting our ability to earn revenues and become profitable

 Our success and ability to compete depend in part on the protection of the patents to the technology. We rely on patent and copyright laws to protect the intellectual property that was developed and have an option to acquire several patents on the technology. However, such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to our prototype engine,  or may copy or otherwise obtain and use proprietary information we develop or use without our authorization. If a third party were to violate one or more of the patents or the new technology we develop, we may not have the resources to bring suit or protect the intellectual property underlying the patents. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market technology and/or products which we intend to develop and/or market. We would lose any revenues, which we would otherwise have received from the sale or licensing of that technology or those products. This could prevent our ever making a profit on any licensing and/or sale of any technology or products we develop.

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

We may not be able to successfully develop an Oscillating Piston Engine to a marketable product

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

Daifu now has a small number of customers, and results from operations and shareholder value could be adversely affected if we fail to acquire new customers

Daifu has a limited history of operation. At present, our customer base is very small, less than fifteen in various stages of planning and installation. As discussed before, the sale cycle for our MWT systems is time-consuming and unpredictable. Failure to achieve significant sales growth, would adversely affect future revenues and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value

Daifu's MWT system is used in hospital, medical institutions and municipal medical waste treatment centers. If our products are not properly designed or built and/or personal injuries or environmental accidents are sustained from our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend claims could be substantial. We could be responsible for paying some or all of the damages if the claims succeed in court or through settlement. Also, our reputation could be adversely affected, whether or not the claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

 Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our system and possibly hurting our operating results

Our business plan is to grow significantly to meet the anticipated growth in demand for our MWT systems and enter into the MWT center management business. Growth in our business may significantly strain our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

- our ability to successfully and rapidly expand sales of our system nationwide to meet the expected increased demand;
- unexpected changes in the regulatory environment of our industry;
- the costs associated with growth that are difficult to quantify, but could be significant; and
- technological change.

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

4.Technology, which combines our system with tow truck.

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

Environmental protection laws and regulation

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Our Directors, Substantial Shareholders and their associates, who will in aggregate own approximately 87% of our enlarged share capital and Common Stock equivalents (including the shares underlying the Rotoblock Warrants), will retain significant control over our Company after the Share Exchange, which will allow them to influence the outcome of matters submitted to stockholders for approval. As a result, these persons, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions, and will have veto power in respect of any stockholder action or approval requiring a majority vote. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company which may not benefit all stockholders.

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

The price of Rotoblock Common Stock may be volatile, which could result in substantial losses for stockholders

The market price of Rotoblock Common Stock may be highly volatile and could be subject to wide fluctuations in response to variations in operating results. These fluctuations may be exaggerated if the trading volume of the stock is low. In addition, the market price of the Rotoblock Common Stock may also rise and fall as a result of, among others, the following factors, some of which are beyond our control:

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

Item 4.  Mine Safety Disclosures

Not Applicable

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

Dated: August 13, 2012 By: /s/ Andrew P. Schneider

Name: Andrew P. Schneider

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: August 13, 2012 By: /s/ Chow Chu Keung

Name: Chow Chu Keung

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)

