Form 10-Q/A
period 2012-06-30
Rotoblock Corp
filed 2012-09-11
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This amendment is being filed only to include the detailed tagging XBRL files required to be filed with the June 30, 2012 quarterly report on Form 10-Q. All other disclosures remain the same and there are no other changes to the report.

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2012 By: /s/ Andrew P. Schneider

Name: Andrew P. Schneider

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: September, 2012 By: /s/ Chow Chu Keung

Name: Chow Chu Keung

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)