Form 10-Q
period 2012-09-30
Rotoblock Corp
filed 2012-11-14
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 000-51428

ROTOBLOCK CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20-08987999
300 B Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code)

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

Yes     No  X

As of November 9, 2012, there were 82,019,206 shares outstanding of the registrant’s common stock.

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

INDEX

		Page No.

PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011.	2

	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011.	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
( Unaudited)

ASSETS	Note	September 30 2012	December 31 2011
Current assets		$	$
Cash and cash equivalents		106,386	144,202
Restricted cash		63,732	-
Accounts receivable		958,475	538,513
Prepayments, deposits and other receivables	5	339,039	641,454
Inventory	6	773,509	600,963
Total current assets		2,241,141	1,925,132

Non-current assets
Property, plant and equipment	7	105,265	123,493
Goodwill	1	3,480,852	3,480,852
Investments in associates	8	293,590	293,590
Available-for-sale investments	9	755,264	990,533
Total non-current assets		4,634,971	4,888,468

TOTAL ASSETS		6,876,112	6,813,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	11	1,587,223	1,273,610
Deferred revenue		626,550	651,117
Due to related parties	12	1,012,074	410,000
Convertible promissory notes	14	2,355,492	2,226,192
Total current liabilities		5,581,339	4,560,919

TOTAL LIABILITIES		5,581,339	4,560,919

SHAREHOLDERS’ EQUITY
Common stock	15	81,553	79,509
Additional paid in capital		6,122,959	5,886,251
Warrants	15	1,441,514	1,401,514
Available-for-sale investments valuation reserve		(259,400)	(24,131)
Accumulated other comprehensive income		79,293	72,667
Deficit		(6,170,189)	(5,162,176)
TOTAL SHAREHOLDERS’ EQUITY		1,295,730	2,253,634

Non-controlling interests	16	(957)	(953)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		6,876,112	6,813,600

Nature and Continuance of Operations (Note 1); Commitments and Contingencies (Note 17)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Note	Three month period ended September 30 2012	Three month period ended September 30 2011	Nine month period ended September 30 2012	Nine month period ended September 30 2011
Revenue		$	$	$	$
Sales		727,858	5,640	1,342,954	844,054
Cost of sales		(568,164)	(10,447)	(975,583)	(654,854)
Gross profit		159,694	(4,807)	367,371	189,200

Operating expenses
Selling and distribution expenses		(94,754)	(117,328)	(288,100)	(342,235)
Administrative and other operating costs		(270,291)	(227,202)	(1,019,382)	(896,147)
Depreciation and amortization		(6,143)	(3,048)	(18,377)	(9,018)
Loss from operations		(211,494)	(352,385)	(958,488)	(1,058,200)

Other income	4	15,524	9,235	67,110	1,773,221
Financial income and (expense)		(40,433)	(1,194)	(117,141)	(2,367)
Interest income		120	343	502	1,024
Income (loss)		(236,283)	(344,001)	(1,008,017)	713,678

Non-controlling interests	16	-	1	4	4

Income (loss) for the period		(236,283)	(344,000)	(1,008,013)	713,682

Comprehensive income (loss)
Net income (loss) for the period		(236,283)	(344,000)	(1,008,013)	713,682
Foreign currency translation adjustment		(760)	9,238	6,626	28,335
Unrealized gain (loss) on available for sale investments		46,775	-	(235,269)	-

Comprehensive income (loss) for the period		(190,268)	(334,762)	(1,236,656)	742,017

Income (loss) per share – basic and diluted		(0.00)	(0.00)	(0.01)	0.01

Weighted average shares outstanding – basic and diluted		81,387,432	73,801,525	80,679,937	72,991,247

  - See Accompanying Notes -

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
( In thousands, except per share data)
(Unaudited)

	Note	Three month period ended September 30, 2012	Three month period ended September 30, 2011	Nine month period ended September 30 2012	Nine month period ended September 30 2011
Cash Flows From (Used in) Operating Activities		$	$	$	$
Income (loss) for the period		(236,283)	(344,000)	(1,008,013)	713,682
Items not involving cash:
Depreciation and amortization		6,143	3,048	18,377	9,018
Non-cash interest		38,668	-	114,183	-
Non-controlling interest	16	-	(1)	(4)	(4)
Shares issued for compensation	13,15	41,251	-	85,002	-
Shares issued for consulting fees	15	47,395	-	150,518	-
Stock-based compensation		-	-	-	70,858
Warrants issued for compensation	13,15	-	-	40,000	-
Adjustments to Reconcile Net Loss to Net Cash From (Used in) Operating Activities
Decrease/(increase) in accounts receivable		(92,327)	10,825	(417,287)	94,097
Decrease/(increase) in inventory		105,885	(168,769)	(169,971)	(346,206)
Decrease/(increase) in other receivables and prepayments		246,116	182,027	308,733	614,772
Increase/(decrease) in other payables and accrued liabilities		133,078	68,897	334,061	212,776
Increase/(decrease) in deferred revenue		(528,488)	136,134	(26,501)	(1,703,692)
Net cash from (used in) operating activities		(238,562)	(111,839)	(570,902)	(334,699)

Cash Flows Used in Investing Activities
Investment in associates	8	-	-	-	(293,590)
Net cash used in investing activities		-	-	-	(293,590)

Cash Flows From (Used in) Financing Activities
Common shares issued for cash	15	-	-	-	100,000
Advance from related parties		237,050	410,000	579,691	410,000
Preferred stock redemption	13	-	(4,310,000)	-	(4,310,000)
(Decrease)/increase in restricted cash		-	3,992,998	(64,022)	4,071,373
Convertible promissory note	14	-	-	17,000	-
Net cash from (used in) financing activities		237,050	92,998	532,669	271,373

Effect of foreign currency translation on cash and cash equivalents		153	232	417	2,263

Net decrease in cash and cash equivalents		(1,359)	(18,609)	(37,816)	(354,653)
Cash and cash equivalents – beginning of period		107,745	230,041	144,202	566,085
Cash and cash equivalents – end of period		106,386	211,432	106,386	211,432

- See Accompanying Notes -

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
( In thousands, except per share data)
(Unaudited)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		$	$	$	$	$	$	$	$
Balance – December 31, 2010	66,665,853	960,731	318,875	7,781,014	-	-	40,461	(5,926,561)	3,174,520

Issuance of shares for cash	6,939,076	100,000	-	-	-	-	-	-	100,000
Issuance of shares for settlement of debt	196,596	2,833	-	68,025	-	-	-	-	70,858
Redemption of preferred stock	-	-	(318,875)	(3,991,125)	-	-	-	-	(4,310,000)
Share exchange between Rotoblock and daifuWaste	5,706,977	(984,055)	-	2,028,337	1,401,514	-	-	-	2,445,796
Net loss for the year	-	-	-	-	-	-	-	764,385	764,385
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(24,131)	-	-	(24,131)
Foreign currency translation adjustment	-	-	-	-	-	-	32,206	-	32,206

Balance – December 31, 2011	79,508,502	79,509	-	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	2,045,145	2,044	-	236,708	-	-	-	-	238,752
Warrants granted for services	-	-	-	-	40,000	-	-	-	40,000
Net loss for the period	-	-	-	-	-	-	-	(1,008,013)	(1,008,013)
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(235,269)	-	-	(235,269)
Foreign currency translation adjustment	-	-	-	-	-	-	6,626	-	6,626

Balance – September 30, 2012	81,553,647	81,553	-	6,122,959	1,441,514	(259,400)	79,293	(6,170,189)	1,295,730

- See Accompanying Notes -

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

Note 1. Nature and Continuance of Operations

Rotoblock Corporaiton (“Rotoblock” or the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2004.

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

Immediately after the acquisition, the management of Rotoblock Inc. took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of Rotoblock Inc. gained control of the Company, the transaction would normally have been considered a purchase by Rotoblock Inc. However, since the Company was not a business, the transaction was not considered to be a business combination, and was instead accounted for as a recapitalization of Rotoblock Inc. and the issuance of stock by Rotoblock Inc. for the assets and liabilities of the Company. The value of the net assets of the Company acquired by Rotoblock Inc. was the same as their historical book value, being a deficiency of $138.

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

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

At the date of acquisition, the determination and allocation of the purchase price is summarized below:

Purchase Price

Shares of daifu (i)	24,497,207
Fair value per share of daifu (ii)	$0.0998
Total Purchase Price		$2,445,796

Allocation of Purchase Price
Cash		$76,182
Accounts receivable		217
Prepaid expenses		40,209
Accounts payable and accrued liabilities		(56,023)
Convertible promissory note		(2,211,726)
Available-for-sale investments		1,014,664
Property, plant and equipment		101,421
Goodwill		3,480,852
		$2,445,796

(i)	As the transaction is determined to be a purchase of Rotoblock’s operations by daifu, the consideration transferred by daifu for its interest in Rotoblock is based on the number of ordinary shares to be issued by daifu to give the original shareholders of Rotoblock an 18.72% (81.28% interest held by original daifu shareholders) interest in consolidated Rotoblock after the Acquisition.

(ii)	Determined based on the appraised fair value of daifu’s net assets of $10,618,613 and 106,356,423 ordinary shares outstanding on the date of Acquisition.

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

The Company’s interim consolidated financial statements as at September 30, 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $1,008,013 for the nine month period ended September 30, 2012 (September 30, 2011 – net income of $713,682) and has a working capital deficiency of $3,340,198 at September 30, 2012 (December 31, 2011 – $2,635,787).

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

The comparative information for September 30, 2011 represents the financial performance of daifu (Note 1).

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

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

Note 4. Other Income

Other income as at September 30, 2012 and 2011 consists of the following:

	Three month period ended September 30 2012	Three month period ended September 30, 2011	Nine month period ended September 30 2012	Nine month period ended September 30 2011
	$	$	$	$
Sundry income	993	(832)	16,483	1,743,384
Management fee income	14,531	10,067	50,627	29,837

	15,524	9,235	67,110	1,773,221

During the nine month period ended September 30, 2011, daifu recorded sundry income of $1,743,384 upon forfeiture of advance payments received from customers in previous years.

Note 5. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at September 30, 2012 and December 31, 2011 consist of the following:

	September 30 2012	December 31 2011
	$	$
Temporary prepayments	-	38,610
Deposits to suppliers	82,123	349,101
Contract guarantee deposits	218,050	208,319
Premises and sundry deposits	35,634	25,206
Advances to employees/consultants	3,232	20,000
Harmonized sales tax receivable	-	218

	339,039	641,454

Note 6. Inventory

Inventories as at September 30, 2012 and December 31, 2011 consist of the following:

	September 30 2012	December 31 2011
	$	$
Raw materials	773,509	600,963

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

Note 7. Property, Plant and Equipment

		Accumulated depreciation
	Cost		September 30 2012	December 31 2011
	$	$	$	$

Equipment	52,940	23,620	29,320	34,500
Vehicles	137,291	62,608	74,683	87,880
Effect of foreign exchange on fixed asset balances	2,710	1,448	1,262	1,113

	192,941	87,676	105,265	123,493

During the nine month period ended September 30, 2012, total additions to property, plant and equipment were $nil (December 31, 2011 – $nil).  During the nine month period ended September 30, 2012, total dispositions of property, plant and equipment were $nil (December 31, 2011 - $nil).

Note 8. Investments in Associates

	September 30 2012	December 31 2011
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

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

Note 9. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	September 30 2012	December 31 2011
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,014,664	(259,400)	755,264	990,533

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

On February 11, 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 14). In turn, the Company acquired 977,966 common shares of Samyang with the initial value of $1,000,000 and $1,014,664 at the time of the acquisition (Note 1). The investment is classified as Available-for-Sale and is carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available-for-sale valuation reserve and other than temporary losses recorded in net income.

Note 10. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”), pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at September 30, 2012, no engines have been sold. The Company has not capitalized any amount related to the patents.

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at September 30, 2012 and December 31, 2011 consist of the following:

	September 30 2012	December 31 2011
	$	$
Value added taxes (“VAT”) payable	174,222	102,795
Trade payables	72,403	72,235
Accrued liabilities	323,840	228,051
Director remuneration	1,016,758	870,529

	1,587,223	1,273,610

Note 12. Due to Related Parties

Due to related parties as at September 30, 2012 and December 31, 2011 consist of the following:

	September 30 2012	December 31 2011
	$	$
American Pacific Medical Group Limited	458,024	410,000
daifuMD Internet Information Service Ltd., Co. (SZ)	79,150	-
Physician Medical Technology (Shenzhen) Co. Ltd.	474,900	-
	1,012,074	410,000

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. The amount earns interest at 7% per annum. A further $25,641 was borrowed during the nine month period ended September 30, 2012, with an annual interest rate of 7%. During the nine month period ended September 30, 2012 a total of $22,383 of interest has been accrued on the liability.

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

During the nine month period ended September 30, 2012, $ 554,050 cash was temporarily advanced from two related parties to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

Note 13. Related Party Transactions

During the nine month period ended September 30, 2012, the Company paid/accrued $34,530 (September 30, 2011 - $nil) and issued 1,067,145 shares, par value $0.001 per share, valued at $85,002 (September 30, 2011 - $nil) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus.

During the nine month period ended September 30, 2012, daifu paid/accrued $147,816 to directors for salaries and wages. (September 30, 2011 - $323,528).

During the nine month period ended September 30, 2012, the Company granted 1,000,000 common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and is recorded in the Company’s statement of income (Note 15).

During the year ended December 31, 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 12 and Note 15). A further $25,641 was borrowed during the nine month period ended September 30, 2012 for use in operations. During the nine month period ended September 30, 2012, a total of $22,383 of interest payable has been accrued on the liability.

During the nine month period ended September 30, 2012, $554,050 cash was temporarily advanced from two related partes to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

Note 14. Convertible Promissory Notes

a)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 9). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest, is convertible into common shares of the Company at a price of $1.10 per share.

The note was due on February 11, 2012. At present the parties are determining a new, mutually agreeable maturity date for the note.

The balance of the Convertible Promissory Note as at September 30, 2012 consists of principal and accrued interest of $2,000,000 and $316,274, respectively (December 31, 2011 - $2,000,000 and $226,192, respectively).

b)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum. All unpaid principal, together with any unpaid and accrued interest will be due and payable on December 7, 2012.

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

The balance of the Promissory Note as at September 30, 2012 consists of principal and accrued interest of $37,500 and $1,718, respectively.

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

On January 20, 2012, the Company issued 130,000 shares, par value $0.001 per share, to two consultants of the Company as payment of consulting fees valued at $32,500. As at September 30, 2012, $732 was included in prepayments.

On February 9, 2012, the Company issued 225,000 shares, par value $0.001 per share, to six consultants of the Company as payment of consulting fees valued at $22,500.

On February 16, 2012, the Company issued 163,333 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $10,500.

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

On March 26, 2012, the Company issued 120,141 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $6,917.

On April 10, 2012, the Company issued 120,000 shares, par value $0.001 per share, to a consultant of the Company as payment for consulting fees valued at $30,000. As at September 30, 2012, $2,500 was included in prepayments.

On May 1, 2012, the Company issued 117,001 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $10,917.

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

On June 27, 2012, the Company issued 125,001 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $12,917.

On August 1, 2012, the Company issued 208,334 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $15,417.

On September 7, 2012, the Company issued 125,001 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $12,917.

On November 18, 2011, the Company completed its acquisition of daifu (Note 1). Pursuant to the Share Exchange Agreement, the daifu shareholders transferred all of the daifu ordinary shares outstanding to Rotoblock in exchange for the issuance of 73,801,525 common shares of Rotoblock, par value $0.001 per share, to the daifu shareholders.

As at January 1, 2011, daifu had 96,073,105 common shares issued and outstanding. During the year ended December 31, 2011, daifu issued 283,318 common shares in settlement of certain debt obligations of daifu, and also issued 10,000,000 common shares at $0.01 per share upon exercise of original daifu stock options. The 96,073,105 shares outstanding on January 1, 2011 and 10,283,318 shares issued by daifu during the year ended December 31, 2011 are adjusted for presentation in the consolidated financial statements to 66,665,853 and 7,135,672 respectively, to reflect the ratio of shares exchanged between Rotoblock and daifu.

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

On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these shares and is in the process of obtaining the common shares to be returned to the treasury for cancellation.

On December 15, 2011, the Company filed a Form S-8 Registration Statement with the SEC to register 10 million shares of its common stock for future issuances to consultants, employees, attorneys, officers and directors. As at September 30, 2012, 878,000 shares have been issued under the plan.

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to the Company’s Chief Executive Officer as part of the his compensation package. The warrants entitle the Chief Executive Officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017.

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

The following share purchase warrants were outstanding as at September 30, 2012:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	7.50	20,000	0.50
Warrants	7.50	16,000	0.64
Warrants	12.50	3,333	0.76
Warrants	0.25	25,000	1.79
Warrants	0.25	25,000	1.81
Warrants	0.50	200,000	1.81
Warrants	2.50	57,144	1.81
Warrants	0.25	2,181,750	2.37
Warrants	1.00	50,000	2.37
Warrants	0.25	333,333	2.41
Warrants	1.00	300,000	2.46
Warrants	0.25	12,000	2.53
Warrants	0.25	1,000,000	4.31
Warrants	0.25	6,000,000	7.47

		10,223,560

The following is a summary of warrant activities during the nine month period ended September 30, 2012:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2011	9,231,160	0.34
Granted	1,000,000	0.25
Expired	(7,600)	12.50

Outstanding and exercisable at September 30, 2012	10,223,560	0.32

Weighted average fair value of warrants granted during the year		0.04

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at September 30, 2012, a total of 81,553,647 common shares are outstanding. Of these, 76,881,351 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

Note 16. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as at September 30, 2012 and December 31, 2011 are as follows:

Subsidiary	Non-Controlling Interest	September 30 2012	December 31 2011
		$	$
Hydroclave China Inc.	5%	(957)	(953)

	5%	(957)	(953)

Note 17. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at September 30, 2012, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

(a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at September 30, 2012, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Note 15).

(b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 (Note 9 and 14). The principal balance bears interest at a rate of 6% per annum. All principal, together with all accrued and unpaid interest, is convertible into common shares of the Company at a price of $1.10 per share.

At present the parties are determining a new mutually agreeable maturity date for the note.

As at September 30, 2012, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,105,704 common shares in settlement of its obligation to Samyang.

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

As at September 30, 2012, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 845,211 common shares in settlement of its obligation.

(d)	The Company appointed a new Chief Executive Office (“CEO”) on January 20, 2012, with an employment agreement term effective for twelve months. The employment agreement stipulates an annual salary of $125,000, issuance of 1,000,000 shares of the Company’s common stock, share purchase warrants to purchase up to an additional 1,000,000 shares of the Company’s common stock at a price of $0.25 per share and Employee Common Stock Awards of 500,000 shares of common stock based on targeted increases in the Company’s market capital valuation. Of the 1,000,000 shares of the Company’s common stock, 749,997 have been issued as at September 30, 2012.

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

Nine month period ended September 30, 2012	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	1,354,437	5,000	50,627	1,410,064
Cost of sales and other expenses	(1,478,233)	(184)	(939,660)	(2,418,077)
Capital assets	14,571	-	90,694	105,265
Goodwill	-	-	3,480,852	3,480,852
Total assets	2,236,327	1,237	4,638,548	6,876,112

Three month period ended September 30, 2012	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	728,851	-	14,531	743,382
Cost of sales and other expenses	(729,284)	(18)	(250,363)	(979,665)

Year ended December 31, 2011	PRC	BVI	Other	Total
	$	$	$	$
Capital assets	23,698	-	99,795	123,493
Goodwill	-	-	3,480,852	3,480,852
Total assets	1,775,126	53,746	4,984,728	6,813,600

Nine month period ended September 30, 2011	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	860,368	1,727,070	29,837	2,617,275
Cost of sales and other expenses	(1,243,681)	524	(660,436)	(1,903,593)

Three month period ended September 30, 2011	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	5,749	(941)	10,067	14,875
Cost of sales and other expenses	(207,380)	-	(151,495)	(358,875)

ROTOBLOCK CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

Note 19. Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and convertible promissory notes approximates fair value due to the short term maturity of these financial instruments.

(a)	Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

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

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $13,155 higher ($13,155 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $3,803 higher ($3,803 lower).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report of Form 10Q for the third quarter, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

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

Recent Developments

We have approximately ten project installations that are in various stages  from completed with operational testing underway to those currently under construction.  These installations for medical waste treatment are located in the following provinces of China : Sichuan ,Guangdon and Guangxi.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in Rotoblock’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended September 30		Nine Months ended September 30
	2012	2011 (1)	2012	2011
Statements of Operations Data:
Net sales	100.0%	100.0%	100%	100%
Cost of sales	(78.1)	(185.2)	(72.6)	(77.6)
Operating expenses	(51.0)	(616.3)	(98.7)	(147.8)
Loss from operations	(29.1)	(624.8)	(71.4)	(125.4)
Net Income (loss)	(32.5)	(609.9)	(75.1)	84.6

(1)	The percentages are unusually high for the 3 months ended September 30, 2011 since only minimal revenue was able to be recognized during the period.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Note: Only minimal revenue was able to be recognized in the 3 month period ended September 30, 2011 while the operating expenses were comparative to other Periods.

Sales increased by $722,218 from 5,640 for the quarter ended September 30, 2011 to $727,858 for the quarter ended September 30, 2012. The increase was due to completion of a major installation project with high capacity equipment.

Cost of Goods Sold increased by $557,717 from $10,447 for the quarter ended September 30, 2011 to $568,164 for the quarter ended September 30, 2012. The increase was due to the above product costs associated with the above major installation.

Gross profit increased by $164,501 from a gross loss of $4,807 for the quarter ended September 30, 2011 to $159,694 for the quarter ended September 30, 2012.  The increase was primarily due to recognition of the above mentioned major installation. As a percentage of sales, the Gross Profit for the quarter was 22% for 2012.

Selling and distribution expenses decreased by $22,574 from $117,328 for the quarter ended September 30, 2011 to $94,754 for the quarter ended September 30, 2012. The reason for the decrease was due less expenses for sales related travel.

Administrative and other operating costs increased by $43,089 from $227,202 for the quarter ended September 30, 2011 to $270,291 for the period ended September 30, 2012. The increase was primarily due to the inclusion of Rotoblock U.S. corporate for the second quarter ended September 30, 2012. Since the merger did not occur until November 2011. The Company incurred additional expenses for the following: legal and professional fees, consulting expenses. The actual Administrative and Other operating costs for the Company’s China and Hong Kong operations were less due to fewer employees during the quarter ended September 30, 2012 as compared to 2011.

Depreciation increased by $3,095 from $3,048 for the quarter ended September 30, 2011 to $6,143 for the quarter ended September 30, 2012. The increase was mainly due to the acquisition with Rotoblock U.S. office for its office equipment and vehicle.

Other income increased by $6,289 from $9,235 for the quarter ended September 30, 2011 to $15,524 for the quarter ended September 30, 2012. The other income generated for the current quarter is mainly due to service income and maintenance income for medical waste equipment.

Financial expense increased by $39,239 from $1,194 for the quarter ended September 30, 2011 to $40,433 for the quarter ended September 30, 2012. The increase was mainly due to interest on loan with a related party of American Pacific Medical Group Limited for $435,641 at 7% p.a. payable of $7,665 Interest on Samyang Optics Convertible Debt for $2 millions at 6% p.a. payable of $30,247 interest on Asher Enterprises Inc. Convertible Debt for $37,500 at 8% p.a. payable of $756.

Interest Income decreased slightly from $343 for the quarter ended September 30, 2011 to $120 for the quarter ended September 30, 2012 due to less cash balances in the bank accounts subject to interest.

Net Loss for the quarter ended September 30, 2012 was $236,283 compared to $344,000 for the period ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales increased by $498,900 from $844,054 for the nine months ended September 30, 2011 to approximately $1.3 million for the nine months ended September 30, 2012. The increase was due to three installations completed during the first nine months of 2012 as compared to two completed in 2011.

Cost of Goods Sold increased by $320,792 from $654,854 for the nine months ended September 30, 2011 to $975,583 for the nine months ended September 30, 2012. The increase was due to the additional installation completed in 2012. As a percentage of sales, the products costs were 72.6% and 77.6% for 2012 and 2011, respectively.

Gross profit increased by $178,171 from $189,200 for the nine months ended September 30, 2011 to $367,371 for the nine months ended September 30, 2012.  The increase was due to improvements in cost control, where the sales margins increased from 22% to 27% for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011 respectively.

Selling and distribution expenses. Decreased by $54,135 from $342,235 for the nine months ended September 30, 2011 to $288,100 for the nine months ended September 30, 2012. The reason for the decrease was less travel expenses and improved cost controls over technical and distribution expenditures.

Administrative and other operating costs increased by $123,235 from $896,147 for the nine months ended September 30, 2011 to approximately $1 million for the nine months ended September 30, 2012. The increase was primarily due to the inclusion of Rotoblock U.S.corporate for the nine months ended September 30, 2012. Since the merger did not occur until November 2011. The Company incurred additional expenses for the following: legal and professional fees, consulting expenses and stock based compensation. The actual expenses for the Company’s China and Hong Kong operations were less due to the reduction of staff, with less travel expenses and professional fees incurred in China.

Depreciation increased by $9,359 from $9,018 for the nine months ended September 30, 2011 to $18,377 for the nine months ended September 30, 2012. The increase was mainly due to the acquisition with Rotoblock U.S. Corporate for its office equipment and vehicle.

Other income decreased by approximately $1.7 million from $1.7 million for the nine months ended September 30, 2011 to $67,110 for the nine months ended September 30, 2012. Other income of $1.7 million in 2011 was primarily due to the cancellation of two sales contracts by customers where the installation deposits of approximately $1.7 million were forfeited to us.

Financial expense increased by $114,774 from $2,367 for the nine months ended September 30, 2011 to $117,141 for the nine months ended September 30, 2012. The increase was mainly due to the following: interest on loan with a related party of American Pacific Medical Group Limited for $435,641 at 7% p.a. payable of $22,383, interest on Samyang Optics Convertible Debt for $2 millions at 6% p.a. payable of $90,082, interest on Asher Enterprises Inc. Convertible Debt for $37,500 at 8% p.a. payable of $1,718.

Interest Income Decreased from $1,024 for the nine months ended September 30, 2011 to $502 for the nine months ended September 30, 2012. The decrease is due to be less cash deposit into the saving account and escrow account.

Net Income (Loss ) The net loss for the nine months ended September 30, 2012 was approximately $1 million compared to a Net Income of $713,682 for the nine months ended September 30, 2011.

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

Our principal sources of liquidity consist of our existing cash on hand, our investment in securities with Samyang Optics, Ltd of $755,264. As of September 30, 2012, we had a loan of $458,024 due to American Pacific Medical Group Limited, a related party of daifuWaste Group, with loan interest rate at 7% per annum, from January 1, 2012. We also have convertible debt for $39,218 with Asher Enterprises Inc with interest rate at 8% per annum. During the first nine months of 2012, we received loans of $474, 900 from Physican Medical Technology (Shenzhen) Co. Ltd and $79,150from daifu MD Internet Information Services Ltd.. Both lenders are related to daifuWaste Group and are unsecured and non-interest bearing and are repayable on request.

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

We used cash in operations of $570,902 and of $334,699 during the nine months ended September 30, 2012 and 2011 respectively.

Cash used in operations during the first nine months ended September 30, 2012 was the result of the net loss incurred for the periods of approximately $1 million, offset by non-cash expenses of $331,576. In the first nine months of 2012, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stock/warrants issued for compensation and consulting fees.

Cash used in operations for the first nine months ended June 30, 2011 was the result of the net profit of $713,682, offset by non-cash expenses of $79,876. In the first nine months of 2011, non-cash expenses were due to depreciation and amortization, non-controlling interest and stock based compensation for certain equity instruments.

For the first nine months ended September 30, 2012, the net change in operating assets and liabilities resulted in a cash increase of $290,350. The change was primarily due to the following: an decrease of $26,501 in deferred revenue, an increase of $308,733 in other payables and accrued liabilities as a result of executive pay, legal and accounting fee with offset a decrease in VAT Taxes, an increase of $417,287 in accounts receivable and an increase of $169,971 in inventory, offset by an decrease of $308,733 in prepayments and other receivables.

For the first nine months ended September 30, 2011, the net change in operating assets and liabilities resulted in a cash decrease of approximately $1.1 million The change was primarily due to the following: a decrease of $1.7 million in deferred revenue which was recognized into income, an increase of $212,776 in other payables and accrued liabilities mainly for executive pay, a decrease of $94,097 in accounts receivable and a decrease of $614,772 in payment to suppliers, offset by an increase of $346,206 in inventory.

Investing activities used cash of $0 for the first nine months ended September 30, 2012, however, cash of $293,590 was used in the first six months ended June 30, 2011, to acquire a 35% share interest in a MWT center in Qinghai Province. The center was expected to start business in the last quarter of 2012. However, due to delay of utilities supply, it is expected to start business once the government approval is granted.

Financing activities provided cash of $532,969 for the first nine months ended September 30, 2012 and provided cash of $271,373 for the first nine months ended September 30, 2011. In the first nine months ended September 30, 2012, we received cash of $17,000 through the issuance of convertible debt and used $64,022 of cash to deposit in a restricted cash account to ensure certain project performances. Also we received $579,991 in unsecured loans from two related parties of daifuWaste Group for operating use.

In the first nine months of 2011, we received total cash of $271,373 due to the following: the exercise of stock options of $100,000 and the release of previously restricted cash of $4.1 million and advances from related parties of $410,000. The cash inflows were offset by the use of $4.3 million to settle the redemption of preferred stock in our 100% subsidiary daifuWaste Management Holding Ltd.

We had cash and cash equivalents of $106,386 at September 30, 2012 as compared to $144,202 at December 31, 2011. We had working capital deficits of $3.3 million and $2.6 million at September 30, 2012 and December 31, 2011, respectively.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at September 30, 2012 and 2011.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the first nine months ended September 30, 2012, the Company did not make any allowance for slow-moving or defective inventories.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Daifu is a relatively new company and may experience volatility in our business

Daifu only started to operate in 2001 and has not achieved significant revenue through third quarter ended September 30, 2012. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

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

We depend heavily on key personnel.

Our future business and results of operations depend on the our key technical and senior management. Mr. Andrew P. Schneider, our Chief Executive Officer, and Ms. Yin Jie, our Chief Operating Officer. They also depend on our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our business. If we lose a key employee or if a key employee fails to perform as expected, or if we are unable to attract and retain skilled employees as needed, our business could be adversely affected. Turnover in our senior management would result in the loss of institutional knowledge held by our existing senior management team and could adversely affect our company.

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

 Achieving or maintaining our profitability and adequate working capital.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Rotoblock has currently only a limited public market for our Common Stock, which is listed on the Over-the-Counter Bulletin Board. No assurance can be given that a trading market will develop further or be maintained in the future.

The price of Rotoblock Common Stock may be volatile, which could result in substantial losses for stockholders.

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

Future sales of our common stock could adversely affect our share price.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 1, 2012, the Board of Directors accepted the resignation of Michael Hon Choi Choy as a Director and Chairman. He will continue to assist the Company in a consulting role. Mr. Chien Chih Lui has been appointed the new Chairman. Mr, Lui has been a Director of the Company since November of 2007 and was the former Chief Executive Officer.

On November 1, 2012, Ms. Jie Yin, the current Chief Operating Officer was appointed as a new Director of the Company. On the same date, Mr. Freddy Gorman Yu Ting Chong resigned as President of the Company.

At the present time we do not have a standing committee or a committee performing similar functions. In addition, we do not have a defined policy or procedure for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the selection of nominees to the Board of Directors and the Board does not have any specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or shareholders and make recommendations for election or appointment.

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

Dated: November 12, 2012

By: /s/ Andrew P. Schneider

Name: Andrew P. Schneider

Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2012

By: /s/ Chow Chu Keung

Name: Chow Chu Keung

Title: Chief Financial Officer (Principal Financial and Accounting Officer)