Form 10-K
period 2012-12-31
Rotoblock Corp
filed 2013-04-15
CIK 1289441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the year ended December 31, 2012

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

Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2012 was $463,419.

There were a total of 82,953,862 shares of the Registrant’s Common Stock outstanding as of April 12, 2013.

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

Item 1. Business

Overview

Rotoblock Corporation was incorporated in the State of Nevada on March 22, 2004. We were formed to engage in the development and licensing of an Oscillating Piston Engine (OPE).

As disclosed in our report on Form 8KA filed November 15, 2011, and as subsequently amended, Rotoblock and the shareholders of daifu Waste Management Holding Limited ( “Daifu”) entered into an Amended and Restated Agreement and Plan of Share Exchange dated November 11, 2010 (Share Exchange Agreement”) pursuant to which the Daifu shareholders transferred 100% of the outstanding shares of Daifu to Rotoblock in exchange for the issuance of 73,801,525 shares of Rotoblock’s common stock to the Daifu Shareholders.

We maintain our corporate administrative office in Santa Rosa, California, at 300 B Street, Phone 707-578-5220. There are also two small operational offices, one in Hong Kong and one in Beijing.

As a result of the Share Exchange Agreement, our business now includes the operations of Daifu, PHKJ, Daifu’s People’s Republic of China subsidiary. PHKJ designs, develops and sells medical waste treatment non-incinerator systems in China.

Our current corporate structure is set forth below:

Rotoblock Corporation
(Nevada)
100%

100%		100%
diafu Waste Management		Rotoblock, Inc
Holding Limited (Cayman)		(Canada)
(Cayman Islands)

	100%
	diafu Waste Management
	Holding Limited
	(Samoa)

95%	100%	100%
Hydoclave China, Inc	diafuWaste Solutions, Inc	diafuWaste Investment Limited
(BVI)	(BVI)	(Samoa)

	100%
	diafuWaste Investment Hong Kong
	(Hong Kong)

	100%
	Puha Kangjian Environmental Technology

Our Overall Business

We are currently involved in the development, licensing and marketing of a new type of patented oscillating piston engine “OPS” and other energy-efficient and environmental equipment in China (PRC) for distribution worldwide. The Company is also seeking to become the leading medical waste management company in the People’s Republic of China ( “PRC”) with the recent acquisition of Daifu.

Rotoblock Oscillating Piston Engine Technology (OPE)

The Company is focused on the development and manufacturing of a new type of patented oscillating piston engine “OPS” and other energy-efficient and environmental equipment in China for distribution worldwide.

The OPE patented internal combustion engine is different than conventional reciprocating engine technology in that the current oscillating piston design incorporates four pairs of pistons and subassemblies.

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

The Company is concentrating on licensing the OPE technology to available markets. Concurrently, the Company is inviting new technologies that may be used in conjunction with the OPE in order to be able to eventually offer complete propulsion and/or power generating systems to the market.

The Company’s marketing efforts are focused on selling manufacturing licenses or rights to use the technology. Sale of the technology rights would be preferred, as the administration and enforcement of licensing agreements can be very complex and costly.

The Company considers it important that a new engine concept be introduced in a low-key manner and in applications that are not mission-critical in order to build a reputation of reliability over time. We are pursuing a marketing strategy that primarily targets manufacturers of general purpose engines and secondarily, manufacturers of engines used in recreational vehicles, such as outboard motors and other weight critical uses. To date, we have determined that several large companies, such as Honda, Briggs & Stratton, Tecumseh, Kawasaki, Kohler and Stihl, dominate the industry. We are focusing our marketing efforts on these six largest manufactures of general purpose engines. The manufacturers produce engines for a large variety of applications, including portable chain saws, weeding machines, portable turbo generators, portable crushers, portable arc welders and generators, snow blowers, lawn mowers and air and gas compressors, among others. Because of the anticipated high power to weight ratio and the intensive battle for market share, we are hopeful that we will be successful in convincing one or more of these and other not so well known small engine manufacturers to include our OPE technology in their product offerings.

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

We also plan to expand our marketing efforts to the marine outboard motor industry, as well as other small engine applications used in the recreational and other markets, such as snowmobiles, small water craft such as Seadoos and all-terrain vehicles. We are confident that a high power to weight ratio engine, similar to our proposed product design will fit into a large area of applications. We are also seeking strategic business partners to manufacture and market the OPE.

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

Daifu has started expansion to the service-solution business by investing and acquiring centralized medical service centers in a few Chinese cities .We entered a joint venture with Hainanzhou Luhuan Medical Waste Disposal Co. Ltd. in October 2009 to provide medical waste treatment to the city of Hainanzhou, in Qinghai province. Under the current arrangement, Daifu starts with a minority position which will enlarge to a majority in the future. This project is scheduled to be in operation in the second quarter of 2012.

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

Customers

We currently have approximately twenty customers located in China. The installations range from the planning phase, under construction or completed. The usage is for medical waste or specific hospitals or entire provinces in China. The installations are located as follows: thirteen in Sichuan province, Two in Beijing and one in Guangdong Province, one in Guangxi Province, one in Gansu Province. and one in Henan Province.

Back Log

As of April 12, 2013, Rotoblock had over $1.8 million in backlog orders for installations. The Company anticipates completing these installations by December 31, 2013.

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

Outside of these large and medium sized cities, we believe there is a significant untapped market for our mobile devices. According to Administrative Divisions Forum (www.xzqh.org), in 2010 there were a total of 356 prefecture-level cities, 845 county-level cities and 357 counties in the mainland of China (excluding Taiwan, Hong Kong and Macau). According to the Planning Report, only 326 cities have planned to establish medical centers., There would be 1,202 counties/county-level cities which have not installed and even planned to install qualified facilities to dispose of medical wastes.

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

State Planning: After SARS (Severe acute respiratory syndrome) broke out in 2003, the MEP issued the Hazardous Waste and Medical Waste Disposal Facility Construction Planning Of 2004. This policy had the following goals:

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

· Management Regulations on Medical Waste of Medical Institutions of 2003. These regulations regulate medical institutions in the collection, transportation storage and disposal of medical waste. The regulations give the MOH and its branches power to punish violations of the regulations.

· Medical Waste Management Regulations of 2003 by the State Council. These regulations govern the storage, transfer and disposition of medical waste. The regulations prohibit any company or individuals from transferring or selling medical waste illegally and provide for punishment of violations. . The regulations provide that medical waste is not permitted to be mixed with other waste and garbage. Medical waste is to be sorted and stored in special containers with special logos. The regulations also require medical institutions and medical waste management centers to provide training and protection for employees who are engaged in collection, transport, storage and disposal of medical waste. The regulations also require registration of medical waste with information about the source, species, weight or quantity, the transfer time, disposal methods, the final destination and the persons handling the treatment and disposal. The registration information is to be kept at least three years.

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

Only a few domestic companies are in the industry because of the newness of the market. Some of the domestic competitors are state-owned and tend to be aggressive in prices when bidding on projects. The domestic companies include Shandong Xinhua, Chongqing Zhide Boiler and Tianjin Green Tech.

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

Daifu only started to operate in 2001 and has not achieved significant revenue through 2012. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

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

Our success and ability to compete depend in part on the protection of the patents to the technology. We rely on patent and copyright laws to protect the intellectual property that was developed and have an option to acquire several patents on the technology. However, such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to our prototype engine, or may copy or otherwise obtain and use proprietary information we develop or use without our authorization. If a third party were to violate one or more of the patents or the new technology we develop, we may not have the resources to bring suit or protect the intellectual property underlying the patents. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market technology and/or products which we intend to develop and/or market. We would lose any revenues, which we would otherwise have received from the sale or licensing of that technology or those products. This could prevent our ever making a profit on any licensing and/or sale of any technology or products we develop. We do not currently own the intellectual property underlying the engine's technology, but rather, have an option agreement to use the technology

Policing unauthorized use of the patents, proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against us or claim that certain of our processes or features violate a patent, that we have misappropriated their technology, or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and/or require us to enter into costly royalty and/or licensing arrangements to prevent further infringement on the technology we develop or use, any of which could increase our operating expenses and thus prevent us from becoming profitable.

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

Our competitiveness is dependent on our continuing Research and Development

We emphasize research and development, in particular to develop advanced systems that lower emissions and increase efficiency of our MWT systems. Our continuing emphasis on research and development to improve product quality and develop new products to meet changing market demands is important to our future growth and prospects. We cannot assure that our R&D efforts in the development of new products will yield commercially viable products. or the sale of such products.

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

2.	Anti-Wrapping Device Patent for Steam-Base Medical Waste Treatment Vessel by Puhua Kangjian Environmental Technology

3.	Waste Bin Washing & Cleaning System Patent by Puhua Kangjian Environmental Technology

We also applied Mobile Steam-Base Medical Waste Treatment System by Puhua Kangjian Environmental Technology, which combines our system with tow truck.

RISKS RELATING TO OUR INDUSTRY

Competition

We face competition from local and overseas companies producers. Some competitors have longer operating histories, larger customer bases, stronger relationships with their customers, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we have. Our business will be adversely affected if we are unable to compete effectively.

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Our directors, certain of our shareholders and their affiliates, who will in aggregate own approximately 73% of our enlarged share capital and Common Stock equivalents (including the shares underlying the Rotoblock Warrants)., will retain significant control, which will allow them to influence the outcome of matters submitted to stockholders for approval. As a result, these persons, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions, and will have veto power in respect of any stockholder action or approval requiring a majority vote. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company which may not benefit all stockholders.

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

Future sales of our common stock could adversely affect our share price

Our directors and controlling shareholders collectively hold approximately 73% percent of our issued and outstanding Common Stock and Common Stock equivalents (including the shares underlying our Warrants). Any sale of our Common Stock by our directors and substantial shareholders could cause the price of the Common Stock to fall and may thereby also affect our ability to raise funds through issuance of equities or other forms of securities. Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this report before deciding to invest in our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property.

We currently are using office space located at 300 B Street in Santa Rosa, California for our overall corporate and business administration . The space consists of approximately 500 sq ft. We also have small operational offices Hong Kong and in Beijing.

Item 3. Legal Proceedings

None.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “RTBC”.

	Bid price
Period	High	Low
Fiscal Year 2012:
December 31, 2012	$0.08	$0.03
September 30, 2012	0.70	0.08
June 30, 2012	0.80	0.13
March 31, 2012	1.00	0.03
Fiscal Year 2011:
December 31, 2011	$1.03	$0.25
September 30, 2011	1.05	0.25
June 30, 2011	2.00	0.20
March 31, 2011	2.90	1.01

Holders

We have approximately 178 record holders as of April 12, 2013. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Holladay Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

Other than the issuance of our common stock to the Daifu shareholders pursuant to the Share Exchange Agreement in 2011, we have not engaged in any sales of any other unregistered securities.

Equity Compensation Plans

On December 15, 2011 we filed a Registration Statement on Form S-8 SEC to register 10 million shares of our common stock for future issuances to consultants, employees, attorneys, officers and directors at a proposed maximum offering price of $0.25 per common share. At December 31, 2012, no shares have been issued under the Registration Statement.

There were no stock options granted, issued or outstanding as of December 31, 2012.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview and 2012 Highlights

During 2012 we completed four projects and have another four in progress as of December 31, 2012.

At present our installations for medical waste treatment are located in the following provinces of China : Sichuan ,Guangdon , Guangxi, Gansu, Henan and Beijing.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales for the year ended December 31, 2012 were $1.9 million compared to $1.7 million for the year ended December 31, 2011, which is an increase of approximately $200,000. The increase was due to four installations completed during 2012 as compared to five in 2011. During 2012, one of the installations had a higher than usual contract price.

Cost of Goods Sold increased by $455,000 from $1.1 millions for the year ended December 31, 2011 to $1.5 million for the year ended December 31, 2012. This increase was due to the installations with higher capacity completed in 2012. As a percentage of sales, the products costs were 76.5% and 62% for 2012 and 2011, respectively.

Gross profit decreased by $181,136 from $644,668 for the year ended December 31, 2011 to $463,532 for the year ended December 31, 2012. The decrease was due to additional costs incurred to repair some of the previously completed installations.

Sales and distribution expenses increased by $29,500 to $497,055 for the year ended December 31, 2012 compared to $467,518 the year ended December 31, 2011. The increase was due to greater expenses on the high capacity installations noted above. However, as a percentage of sales, the sales and distribution expenses decreased from 27.5 % in 2011 to 25.2% in 2012 as a result of tighter controls over technical and distribution expenses.

Administrative and other operating costs remained comparable for both 2012 and 2011 at $1.2 million.. The major elements of the expenses were for administration salaries,professional fees and stock based compensation. However, as a percentage of sales administrative and other operating expenses decreased from 73.7% to 63.2%

Depreciation and amortization expense increased by $10,819 from $13,716 in 2011 compared to $24,535 for the year ended December 31, 2012. The increase reflects a full year depreciation on the Rotolock Corp U. S. office equipment in 2012 whereas 2011 only included the expense for last two months of the year subsequent to the acquisition of daifu..

Other income decreased from $1.8 million in 2011 to $91,329 in 2012. In 2011, the company had realized one-time revenue of $1.8 million in 2011 is primarily due to the cancellation of two sales contract by customers where installation deposits of approximately $1.7 million were forfeited to us.

Impairment of Goodwill of $3.5 million in 2012 represents the results of the testing of goodwill for impairment. The Company performs this annually in the fourth quarter of the year. Based upon the analysis, management determined that the carrying value of goodwill was impaired and was adjusted accordingly.

Financial expense increased from $8,758 for the year ended December 31, 2011 to $158,019 for the year ended December 31, 2012. The increase was mainly due to the additional borrowing of $500,000 during the year from related daifu companies and a director of the Company. The interest rates were from 5% to 8%

Interest income decreased slightly from $1,132 in 2011 to $649 in 2012 due to less overall Company balances in bank savings accounts.

Net Loss for the year ended December 31, 2012 was $4.9 million compared to net income of $764,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, loans from related companies, our investment in securities with Samyang Optics, Ltd of $659,130. As of December 31, 2012, we had loans of $919,093 due to related parties of daifuWaste Group, with loan interest rates from 5 to 7% per annum, from January 1, 2012.

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

We used cash in operations of $587,236 and $471,042 during the years ended December 31, 2012 and 2011respectively. Cash used in operations in 2012 was the result of the net loss incurred for the year of $4.9 million, plus the addition of non-cash expenses of $3.9 million. In 2012, non-cash expenses were due to the impairment of goodwill, stock based compensation, depreciation and amortization and non-cash interest. Cash used in operations in 2011 was the result of the net income incurred for the year of $764,385, plus the addition of non-cash expenses of $98,864. In 2011, non-cash expenses were due to depreciation and amortization, non-cash interest and stock based compensation.

In 2012, the net change in operating assets and liabilities resulted in a cash increase of $273,056. The change was primarily due to the following: increases of $324,294 in accounts receivable and $492,337 in other payables and accrued liabilities for executive pay, trade payables and China VAT, offset by decreases of $321,347 in other receivables and prepayments for deposit payments to suppliers, and $264,154 in deferred revenue.

In 2011, the net change in operating assets and liabilities resulted in a cash decrease of $1.3 million. The change was primarily due to the following: decreases in deferred revenue of $2.1 million, other receivables and prepayments of $501,176 and $467,136 in other payables and accrued liabilities for executive pay, trade payables and China VAT, which were partially off set by increases in the inventory of $184,703 and accounts receivable of $30,040.

Investing activities used cash of $ 0 and $217,408 during the year ended December 31, 2012 and 2011, respectively. In 2011, the cash was invested to acquire a 35% share interest in a MWT center in Qinghai Province. The center was expected to start business in the second quarter of 2012. However, due to delay in utilities supply, the Joint Venture is expected to start business once the PRC government approval is granted.

Financing activities provided cash of $494,359 and $271,373 during the year ended December 31, 2012 and 2011 respectively. In 2012, we received advances from related parties of $477,359 and issued a convertible note for $17,000 in cash. In 2011, restricted cash in the amount of $4.1 million was released to redeem all of our outstanding preferred stock for $4.3 million. The company also received $100,000 in cash from the exercise of stock options and an advance from a related party of $410,000.

We had cash and cash equivalents of $49,568 at December 31, 2012 as compared to $144,202 at December 31, 2011. We had working capital deficits of $3.6 million and $2.6 million at December 31, 2012 and 2011, respectively.

We will need additional funding to sustain our operations at our current levels through the next twelve months. We cannot provide assurance that the Company will become operating cash flow positive, or raise additional debt and/or equity capital. However, based on our prior demonstrated ability to raise capital, we believe that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending December 31, 2013. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ROTOBLOCK CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Expressed in US Dollars)

ROTOBLOCK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of Rotoblock Corporation

We have audited the accompanying consolidated balance sheets of Rotoblock Corporation (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the accompanying financial statements have been prepared assuming that the Company would continue as a going concern and the Company has a working capital deficiency of US$ 3,616,773 that may affect the Company's ability to continue its operation as a going concern. The Company’s shareholder has agreed to provide sufficient financial support to the Company so as to enable the Company to meet its liabilities as and when they fall due and to enable the Company to continue its business at least for the next twelve months. The execution of such financial support, in case of necessity, depends on the ability and capability of the shareholder in the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Parker Randall CF

Parker Randall CF (H.K.) CPA Limited

Certified Public Accountant

Hong Kong

April 12, 2013

ROTOBLOCK CORPORATION

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2012
(Expressed in U.S. Dollars)

ASSETS	Note	December 31 2012	December 31 2011
Current assets		$	$
Cash and cash equivalents		49,568	144,202
Accounts receivable		868,097	538,513
Prepayments, deposits and other receivables	5	339,176	641,454
Inventory	6	558,125	600,963
Total current assets		1,814,966	1,925,132

Non-current assets
Property, plant and equipment	7	99,151	123,493
Goodwill	1	-	3,480,852
Investments in associates	8	293,590	293,590
Available-for-sale investments	9	659,130	990,533
Total non-current assets		1,051,871	4,888,468

TOTAL ASSETS		2,866,837	6,813,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	11	1,745,375	1,273,610
Deferred revenue		390,973	651,117
Due to related parties	12	919,093	410,000
Convertible promissory notes	14	2,376,298	2,226,192
Total current liabilities		5,431,739	4,560,919

TOTAL LIABILITIES		5,431,739	4,560,919

SHAREHOLDERS’ EQUITY
Common stock	15	82,264	79,509
Additional paid in capital		6,200,999	5,886,251
Warrants	15	1,441,514	1,401,514
Available-for-sale investments valuation reserve		(355,534)	(24,131)
Accumulated other comprehensive income		81,398	72,667
Deficit		(10,014,504)	(5,162,176)
TOTAL SHAREHOLDERS’ EQUITY		(2,563,863)	2,253,634

Non-controlling interests	17	(1,039)	(953)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		2,866,837	6,813,600

Nature and Continuance of Operations (Note 1); Commitments and Contingencies (Note 19); Subsequent Events (Note 23)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2012
(Expressed in U.S. Dollars)

	Note	Year ended December 31 2012	Year ended December 31 2011
Revenue		$	$
Sales		1,973,133	1,699,637
Cost of sales		(1,509,601)	(1,054,969)
Gross profit		463,532	644,668

Operating expenses
Selling and distribution expenses		(497,055)	(467,518)
Administrative and other operating costs		(1,247,878)	(1,253,504)
Depreciation and amortization		(24,535)	(13,716)
Loss from operations		(1,305,936)	(1,090,070)

Other income	4	91,329	1,861,725
Impairment of goodwill	1	(3,480,852)	-
Finance income and (expense)		(157,604)	(8,578)
Interest income		649	1,132
Income (loss)		(4,852,414)	764,209

Non-controlling interests	17	86	176

Income (loss) for the year		(4,852,328)	764,385

Comprehensive income (loss)
Net income (loss) for the period		(4,852,328)	764,385
Foreign currency translation adjustment		8,731	32,206
Unrealized gain (loss) on available for sale investments		(331,403)	(24,131)

Comprehensive income (loss) for the year		(5,175,000)	772,460

Income (loss) per share – basic	16	(0.06)	0.01

Income (loss) per share – diluted	16	(0.06)	0.01

Weighted average shares outstanding – basic		81,026,379	73,867,810

Weighted average shares outstanding –diluted		81,026,379	76,265,030

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(Expressed in U.S. Dollars)

	Note	Year ended December 31 2012	Year ended December 31 2011
Cash Flows From (Used in) Operating Activities		$	$
Income (loss) for the year		(4,852,328)	764,385
Items not involving cash:
Depreciation and amortization		24,535	13,716
Impairment of goodwill	1	3,480,852	-
Non-cash interest		154,340	14,466
Non-controlling interest	17	(86)	(176)
Shares issued for compensation	13, 15	123,753	-
Shares issued for consulting fees	15	168,642	-
Stock-based compensation		-	70,858
Warrants issued for compensation	13, 15	40,000	-
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Decrease/(increase) in accounts receivable		(324,294)	(30,040)
Decrease/(increase) in inventory		47,820	(184,703)
Decrease/(increase) in other receivables and prepayments		321,347	501,176
Increase/(decrease) in other payables and accrued liabilities		492,337	467,136
Increase/(decrease) in deferred revenue		(264,154)	(2,087,860)
Net cash from (used in) operating activities		(587,236)	(471,042)

Cash Flows Used in Investing Activities
Investment in associates	8	-	(293,590)
Cash acquired on share exchange	1	-	76,182
Net cash used in investing activities		-	(217,408)

Cash Flows From (Used in) Financing Activities
Common shares issued for cash	15	-	100,000
Advance from related parties		477,359	410,000
Preferred stock redemption	15	-	(4,310,000)
(Decrease)/increase in restricted cash		-	4,071,373
Convertible promissory note	14	17,000	-
Net cash from financing activities		494,359	271,373

Effect of foreign currency translation on cash and cash equivalents		(1,757)	(4,806)

Net decrease in cash and cash equivalents		(94,634)	(421,883)
Cash and cash equivalents – beginning of year		144,202	566,085
Cash and cash equivalents – end of year		49,568	144,202

Supplemental Disclosures with Respect to Cash Flows (Note 22)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		$	$	$	$	$	$	$	$
Balance – December 31, 2010	66,665,853	960,731	318,875	7,781,014	-	-	40,461	(5,926,561)	3,174,520

Issuance of shares for cash	6,939,076	100,000	-	-	-	-	-	-	100,000
Issuance of shares for settlement of debt	196,596	2,833	-	68,025	-	-	-	-	70,858
Redemption of preferred stock	-	-	(318,875)	(3,991,125)	-	-	-	-	(4,310,000)
Share exchange between Rotoblock and daifuWaste	5,706,977	(984,055)	-	2,028,337	1,401,514	-	-	-	2,445,796
Net loss for the year	-	-	-	-	-	-	-	764,385	764,385
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(24,131)	-	-	(24,131)
Foreign currency translation adjustment	-	-	-	-	-	-	32,206	-	32,206

Balance – December 31, 2011	79,508,502	79,509	-	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	2,755,665	2,755	-	314,748	-	-	-	-	317,503
Warrants granted for services	-	-	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	-	-	(4,852,328)	(4,852,328)
Unrealized gain (loss) on available for sale investment	-	-	-	-	-	(331,403)	-	-	(331,403)
Foreign currency translation adjustment	-	-	-	-	-	-	8,731	-	8,731

Balance – December 31, 2012	82,264,167	82,264	-	6,200,999	1,441,514	(355,534)	81,398	(10,014,504)	(2,563,863)

 - See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

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

Because the former owners of daifu obtained control of Rotoblock, the transaction was considered a purchase of Rotoblock’s operations by daifu, accordingly:

(a)	daifu is deemed to be the acquirer for accounting purposes and, as such, its assets and liabilities are included in the consolidated financial statements of the combined entity at their historical carrying values.

(b)	The consolidated financial statements of the combined entity are issued under the name of the legal parent, being Rotoblock, but are a continuation of the historical consolidated financial statements of daifu.

(c)	The transaction shares were recorded at the fair value of the net assets of Rotoblock.

(d)	The accumulated deficit of Rotoblock as at November 17, 2011 was eliminated.

(e)	The capital structure of the Company is that of Rotoblock, but the dollar amount of the issued share capital in the consolidated balance sheet immediately prior to the acquisition is that of daifu plus the value of shares issued by Rotoblock to acquire daifu.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

At the date of acquisition, the determination and allocation of the purchase price is summarized below:

Purchase Price

Shares of daifu (i)	24,497,207
Fair value per share of daifu (ii)	$0.0998
Total Purchase Price		$2,445,796

Allocation of Purchase Price
Cash		$76,182
Accounts receivable		217
Prepaid expenses		40,209
Accounts payable and accrued liabilities		(56,023)
Convertible promissory note		(2,211,726)
Available-for-sale investments		1,014,664
Property, plant and equipment		101,421
Goodwill (iii)		3,480,852
		$2,445,796

(i)	As the transaction is determined to be a purchase of Rotoblock’s operations by daifu, the consideration transferred by daifu for its interest in Rotoblock is based on the number of ordinary shares to be issued by daifu to give the original shareholders of Rotoblock an 18.72% (81.28% interest held by original daifu shareholders) interest in consolidated Rotoblock after the Acquisition.

(ii)	Determined based on the appraised fair value of daifu’s net assets of $10,618,613 and 106,356,423 ordinary shares outstanding on the date of Acquisition.

(iii)	The fair value of goodwill recorded on the reverse acquisition of the Company by daifu was assessed by management for impairment during the fourth quarter of fiscal 2012. Management determined the recoverable amount of goodwill to be $nil and, as a result, has recorded an impairment charge to the statement of income (loss) and comprehensive income (loss) as at December 31, 2012.

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

The Company’s consolidated financial statements as at December 31, 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $4,852,328 for the year ended December 31, 2012 (December 31, 2011 – net income of $764,385) and has a working capital deficiency of $3,616,773 at December 31, 2012 (December 31, 2011 – $2,635,787).

Management cannot provide assurance that the Company will become operating cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending December 31, 2013. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Basis of Presentation

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

(b)	Fiscal period

During the prior year, the Company changed its fiscal year end from April 30 to December 31 due to the share exchange with and reverse acquisition of daifu, which has a fiscal year end of December 31.

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

Inventories are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the year ended December 31, 2012, the Company did not make any allowance for slow-moving or defective inventories (December 31, 2011 - $nil).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

(f)	Property, equipment and depreciation

Property and equipment have been recorded at cost, net of accumulated depreciation (Note 7). Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using straight-line method in PRC and declining-balance in basis in US, over its estimated useful life of:

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

(h)	Goodwill

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
(Expressed in U.S Dollars)

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2012, the Company has items that represent a comprehensive income and, therefore, has included a schedule of comprehensive income in the consolidated financial statements.

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

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

Note 3. Recently Adopted Accounting Policies

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption did not have an impact on the Company’s consolidated financial statements.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. The adoption did not have an impact on the Company’s consolidated financial statements.

Note 4. Other Income

Other income as at December 31, 2012 and 2011 consists of the following:

	Year ended December 31 2012	Year ended December 31 2011
	$	$
Sundry income	16,857	1,742,969
Management fee income	73,805	96,634
Gain on write-off of amounts payable	667	22,122

	91,329	1,861,725

During the year ended December 31, 2011, daifu recorded sundry income of $1,742,969 upon forfeiture of advance payments received from customers in previous years.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 5. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at December 31, 2012 and 2011 consist of the following:

	December 31 2012	December 31 2011
	$	$
Temporary prepayments	-	38,610
Deposits to suppliers	109,727	349,101
Contract guarantee deposits	194,963	208,319
Premises and sundry deposits	19,378	25,206
Advances to employees/consultants	15,108	20,000
Harmonized sales tax receivable	-	218

	339,176	641,454

Note 6. Inventory

Inventories as at December 31, 2012 and 2011 consist of the following:

	December 31 2012	December 31 2011
	$	$
Raw materials	558,125	600,963

Note 7. Property, Plant and Equipment

		Accumulated depreciation
	Cost		December 31 2012	December 31 2011
	$	$	$	$

Equipment	52,940	25,359	27,581	34,500
Vehicles	137,291	67,027	70,264	87,880
Effect of foreign exchange on fixed asset balances	2,874	1,568	1,306	1,113

	193,105	93,954	99,151	123,493

During the year ended December 31, 2012, total additions to and dispositions of property, plant and equipment were $nil (December 31, 2011 – $nil).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 8. Investments in Associates

	December 31 2012	December 31 2011
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

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

Note 9. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	December 31 2012	December 31 2011
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,014,664	(355,534)	659,130	990,533

On February 11, 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 14). In turn, the Company acquired 977,966 common shares of Samyang, with the initial fair value of $1,000,000 and of $1,014,664 at the time of acquisition of daifu (Note 1). The investment is classified as Available-for-Sale and is carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available-for-sale investment valuation reserve and other than temporary losses recorded in net income.

Note 10. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”), pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at December 31, 2012, no engines have been sold. The Company has not capitalized any amount related to the patents.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at December 31, 2012 and 2011 consist of the following:

	December 31 2012	December 31 2011
	$	$
Value added taxes (“VAT”) payable	224,960	102,795
Trade payables	268,869	72,235
Accrued liabilities	936,866	228,051
Director remuneration	314,680	870,529

	1,745,375	1,273,610

Note 12. Due to Related Parties

Due to related parties as at December 31, 2012 and 2011 consist of the following:

	December 31 2012	December 31 2011
	$	$
American Pacific Medical Group Limited	465,690	410,000
daifuMD Internet Information Service Ltd., Co. (SZ)	95,220	-
Loan from a director	151,873	-
Physician Medical Technology (Shenzhen) Co. Ltd.	206,310	-
	919,093	410,000

During the year ended December 31, 2012, cash in the amount of $301,530 was temporarily advanced from two related parties to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

During the year ended December 31, 2012, $150,188 was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the year ended December 31, 2012, a total of $1,685 of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu (Note 15). A further $25,641 was borrowed during the year ended December 31, 2012; both are with an annual interest rate of 7%. During the year ended December 31, 2012, a total of $30,049 of interest has been accrued on the liability.

Note 13. Related Party Transactions

During the year ended December 31, 2012, the Company paid/accrued $34,530 (December 31, 2011 – $15,209) and issued 1,442,148 shares, par value $0.001 per share, valued at $123,753 (December 31, 2011 - $nil) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus.

During the year ended December 31, 2012, the Company paid/accrued $151,841 to directors for salaries and wages. (December 31, 2011 - $425,800).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

During the year ended December 31, 2012, the Company granted 1,000,000 common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and is recorded in the Company’s statement of income (Note 15).

During the year ended December 31, 2012, cash in the amount of $301,530 was temporarily advanced from two related parties to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

During the year ended December 31, 2012, $150,188 was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the year ended December 31, 2012, a total of $1,685 of interest has been accrued on the liability.

During the year ended December 31, 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 12 and Note 15). A further $25,641 was borrowed during the year ended December 31, 2012 for use in operations. During the year ended December 31, 2012, a total of $30,049 of interest payable has been accrued on the liability.

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

The balance of the Convertible Promissory Note as at December 31, 2012 consists of principal and accrued interest of $2,000,000 and $346,521, respectively (December 31, 2011 - $2,000,000 and $226,192, respectively).

b)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum.

The principal balance of $37,500, together with all accrued and unpaid interest, is convertible into common shares of the Company. The conversion price is to be calculated as 58% multiplied by the market price, which is the average of the lowest three closing bid prices on the Over the Counter Bulletin Board (“OTCBB”) during the ten trading day period ending on the latest complete trading day prior to the conversion date. On October 2, 2012, Asher converted $10,000 of the promissory note into 215,517 shares valued at $0.0464 per shares.

All unpaid principal, together with any unpaid and accrued interest was due and payable on December 7, 2012. At present the parties are determining a new, mutually agreeable maturity date for the note.

The balance of the Promissory Note as at December 31, 2012 consists of principal and accrued interest of $27,500 and $2,277, respectively.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 15. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

During the year ended December 31, 2012, the Company issued a total of 1,098,000 shares, par value $0.001 per share, to consultants of the company as payment for consulting fees valued at $183,750. As at December 31, 2012, $15,108 was included in prepayments.

During the year ended December 31, 2012, the Company issued a total of 1,442,148 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $123,753.

On October 2, 2012, the Company issued 215,517 shares, par value $0.001 per share, to Asher Enterprises on partial conversion of a convertible promissory note (Note 14).

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

On December 15, 2011, the Company filed a Form S-8 Registration Statement with the SEC to register 10 million shares of its common stock for future issuances to consultants, employees, attorneys, officers and directors. As at December 31, 2012, 998,000 shares have been issued under the plan.

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to an officer of the Company as part of the officer’s compensation package. The warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017 (Note 13).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

The following share purchase warrants were outstanding as at December 31, 2012:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	7.50	20,000	0.25
Warrants	7.50	16,000	0.38
Warrants	12.50	3,333	0.50
Warrants	0.25	25,000	1.53
Warrants	0.25	25,000	1.55
Warrants	0.50	200,000	1.56
Warrants	2.50	57,144	1.56
Warrants	0.25	2,181,750	2.12
Warrants	1.00	50,000	2.12
Warrants	0.25	333,333	2.15
Warrants	1.00	300,000	2.21
Warrants	0.25	12,000	2.28
Warrants	0.25	1,000,000	4.06
Warrants	0.25	6,000,000	7.21

		10,223,560

The following is a summary of warrant activities during the year ended December 31, 2012:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2011	9,231,160	0.34
Granted	1,000,000	0.25
Expired	(7,600)	12.50

Outstanding and exercisable at December 31, 2012	10,223,560	0.32

Weighted average fair value of warrants granted during the year		0.04

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined to be $40,000 using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at December 31, 2012, a total of 82,264,167 common shares are outstanding. Of these, 77,256,354 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 16. Earnings Per Share

Earnings (loss) per share, calculated on a basic and diluted basis, is as follows:

	Year ended December 31 2012	Year ended December 31 2011
	$	$
Earnings (loss) per share
Basic	(0.06)	0.01
Diluted	(0.06)	0.01

Net income (loss)	(4,852,328)	764,385

Net income (loss) available (attributable) to common shareholders – basic	(4,852,328)	764,385

Net income (loss) available (attributable) to common shareholders – diluted	(4,852,328)	778,851

Weighted average number of shares outstanding – basic	81,026,379	73,867,810
Dilutive securities:
Warrants	-	373,409
Convertible debt	-	2,023,811
Weighted average number of shares outstanding – diluted	81,026,379	76,265,030

For the year ended December 31, 2012, exercisable common share equivalent shares totaling 13,383,554 (December 31, 2011 – 654,077) (consisting of shares issuable on the exercise of share purchase warrants in addition to shares to be issued on conversion of promissory notes) have been excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Note 17. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as at December 31, 2012 and 2011 are as follows:

Subsidiary	Non-Controlling Interest	December 31 2012	December 31 2011
		$	$
Hydroclave China Inc.	5%	(1,039)	(953)

	5%	(1,039)	(953)

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

Note 18. Income Taxes

Income tax expense differs from the amount that would result from applying the federal and state income tax rates to earnings before income taxes. These differences result from the following items:

	For the year ended December 31 2012	For the year ended December 31 2011
	$	$
Earnings (loss) before income taxes	(4,852,328)	764,385

Federal and state income tax rates	35.00%	35.00%

Income tax recovery based on the above rates	(1,698,315)	267,535

Increase (decrease) due to:
Non-deductible expenses	97,580	1,158
Effect of change in foreign tax rates	1,470,946	(325,301)
Deferred income tax on share exchange	-	(1,347,344)
Change in valuation allowance	141,120	1,415,260
Foreign exchange and other	(11,331)	(11,308)

Income tax expense (recovery)	-	-

	December 31	December 31
	2012	2011
	$	$
Deferred income tax assets:

Non-capital losses	1,896,843	1,757,494

Total unrecognized deferred tax assets	1,896,843	1,757,494

Valuation allowance	(1,892,812)	(1,751,692)

Net deferred income tax assets	4,031	5,802

Deferred income tax liabilities:

Property, plant and equipment	(4,031)	(5,802)

Total unrecognized deferred income tax liability	(4,031)	(5,802)

Net deferred income tax liabilities	-	-

The Company has non-capital loss carry-forwards that of approximately $5,879,114 that may be available for tax purposes.

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

As at 31 December 2012, the Company has unused non-capital losses for U.S. federal income tax purposes of approximately $4,205,660 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2032.

As at 31 December 2012, the Company has unused non-capital losses for Canadian tax purposes of approximately $569,173 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2014 and 2030.

As at 31 December 2012, the Company has unused non-capital losses for tax purposes in the PRC of approximately $779,331 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes expires between the years 2013 and 2017.

As at 31 December 2012, the Company has unused non-capital losses for tax purposes in Hong Kong and Samoa of approximately $324,950 that are available to offset future taxable income. This unused non-capital loss carry forward balance for income tax purposes has no expiry date.

Note 19. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at December 31, 2012, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at December 31, 2012, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation (Note 15).

b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 14). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest, is convertible into common shares of the Company at a price of $1.10 per share.

The balance of the Convertible Promissory Note as at December 31, 2012 consists of principal and accrued interest of $2,000,000 and $346,521, respectively (December 31, 2011 - $2,000,000 and $226,192, respectively).

At December 31, 2012, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,133,201 common shares in settlement of its obligation to Samyang.

c)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum.

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

The balance of the Promissory Note as at December 31, 2012 consists of principal and accrued interest of $27,500 and $2,277, respectively.

As at December 31, 2012, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 1,026,793 common shares in settlement of its obligation to Asher.

Note 20. Segmented Information

The Company operates in one reportable segment, that being the treatment of medical waste. Revenues are generated from trading of medical waste equipment. The Company’s operations are conducted primarily in two geographic segments, being Asia, specifically PRC, and the British Virgin Islands (“BVI”). Geographic segmentation of revenue and assets is based on the country of origin.

Year ended December 31, 2012	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	1,984,990	5,000	74,472	2,064,462
Cost of sales and other expenses	(2,242,989)	(65,496)	(4,608,305)	(6,916,790)
Capital assets	11,513	-	87,638	99,151
Total assets	1,802,110	1,327	1,063,400	2,866,837

Year ended December 31, 2011	PRC	BVI	Other	Total
	$	$	$	$
Revenues and other income	1,715,133	1,727,473	118,756	3,561,362
Cost of sales and other expenses	(1,802,790)	(49,017)	(945,170)	(2,796,977)
Capital assets	23,698	-	99,795	123,493
Goodwill	-	-	3,480,852	3,480,852
Total assets	1,775,126	53,746	4,984,728	6,813,600

Note 21. Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and convertible promissory notes approximates fair value due to the short term maturity of these financial instruments.

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

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

(b)	Currency Risk

The Company’s reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in HK$ and RMB. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $14,559 higher ($14,559 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $2,158 higher ($2,158 lower).

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

Note 22. Supplemental Disclosures with Respect to Cash Flows

	For the year ended December 31 2012	For the year ended December 31 2011
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the year ended December 31, 2012, the Company issued 215,517 common shares valued at $0.0464 per share on partial conversion of $10,000 of the Asher convertible promissory note (Note 14).

During the year ended December 31, 2012, the Company issued 1,098,000 common shares valued at $183,750 for consulting services provided to the Company (Note 15).

During the year ended December 31, 2012, the Company issued 1,442,148 common shares valued at $123,753 to an officer of the Company as payment of salary and bonus (Note 15).

During the year ended December 31, 2012, the Company accrued $31,734 of interest on related party loans (Note 12).

During the year ended December 31, 2012, the Company accrued $2,277 (2011 - $nil) in interest related to the Asher promissory note (Note 14).

ROTOBLOCK CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S Dollars)

During the year ended December 31, 2012, the Company accrued $120,329 (2011 - $14,466) in interested related to the Samyang promissory note (Note 14).

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

Note 23. Subsequent Events

On March 21, 2013, the Company accepted the resignations of its Chief Operating Officer and Chief Executive Officer. The Board has appointed an interim Chief Executive Officer, pending the hiring of a replacement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Change in Independent Accountants

Effective February 28, 2012, the certifying auditor of Daifu, Parker Randall CF (H.K.) CPA Limited (“Parker Randall”), submitted its resignation. James Stafford Chartered Accountants, Vancouver, B.C. Canada (“Stafford”) was to continue as the certifying accountants for the Company and Daifu on a consolidated basis. However on March 21, 2012, Stafford submitted their resignation as certifying accountants of the Company.

Effective March 21, 2012, Parker Randall was re-engaged as our certifying accountants.. We believe that Parker Randall, because of their familiarity with the business of Daifu ) and because of Parker Randall’s location in Hong Kong, they are best able to assume the overall audit responsibility for our consolidated financial statements.

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

Change in Fiscal Year

Effective February 28, 2012, our board of directors approved the change of the Company’s fiscal year end from April 30 to December 31. The change in fiscal year end commenced with the fiscal ended December 31, 2011 on Form 10-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Principal Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal control over financial reporting as disclosed herein.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 and the date of the filing of the annual report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report.

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

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Chien Chih Liu, Director, Chairman and Chief Executive Officer	November 1, 2007	41	Mr. Liu has over 15 years of experience in international trade and project management. From 2002 to 2007, he was Vice President of Tianyi Group, a company engaged in the business of international trade and project management in California. Prior to Tianyi Group, he was in the real estate investment business in both the US and China. Mr. Liu received a BS in Chemical Engineering from the University of California-Berkeley. He devotes his time as required to the business of our company. Mr. Lui was appointed as Chairman on November 1, 2012 replacing Hon Choi Michael Choy who resigned.

Chu Keung Andrew Chow Chief Financial Officer and Director	March 28, 2011 to present	47	Since 1996, Mr. Chow has been the Director and Senior Vice President of Finance for American Pacific Medical Group, a privately-held medical group owning 10 hospitals in China, started by 35 medical doctors. He is Fellow of the Chartered Association of Certified Accountants, as well as an associate of the Chartered Institute of Management Accountants in the United Kingdom and an Associate of the Hong Kong Institute of Certified Public Accountants. Mr. Chow received his Diploma in Accountancy from Morrison Hill Technical Institute in Hong Kong in 1987. He devotes his time as required to the business of our company.

During 2012, the Company accepted the resignations of Michael H. Choy and Freddy Goman Yu Ting Chong and appointed Mr. Liu as Chairman. The officers and directors listed above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors and control persons.

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

Item 11. Executive Compensation

The following table sets out the compensation received for the fiscal years ended December 31, 2012 and 2011 with respect to each of the individuals who were our principal executive officers at any time during the last fiscal year and the most highly compensated executive officers whose total salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
							Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Andrew P. Schneider Principal Executive Officer (1)	2012	144,587	__	40,000(2)	__	__	__	__	184,587
Chu Keung Andrew Chow Principal Financial Officer	2012	126,900	__		__	__	__	__	126,900
Chien Chih Liu, Former Principal Executive Officer (3)	2011	114,587	__	__	__	__	__	__	114,587

(1) Mr. Schneider was appointed the Chief Executive Officer on January 12, 2012 and resigned effective March 21, 2013.

(2) Mr. Schneider was issued 1 million warrants exercisable at $0.25 per share. The warrants were valued at $0.04 using the Black-Sholes Option Pricing Model and the following assumptions: risk free interest rate of 0.91%, expected life of 5 years and annualized volatility of 526.57%.

(3) On January 12, 2012.Mr. Liu resigned as CEO of Rotoblock.

Employment Agreements

Rotoblock has only one employment agreement at December 31, 2012 with Mr.Chu Keung Andrew Chow as Chief Financial Officer as of July 1, 2012. This agreement provides for a base annualsalary of $120,000, The initial term is for one year with automatic yearly renewals unless terminated earlier under the provisions of the agreement. NOTE: Andrew Schneider had an employment agreement dated January 20, 2012. It provided for a base salary of $125,000, stock grant and warrants.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to Rotoblock with respect to beneficial ownership of Rotoblock’s Common Stock as of March 28, 2013 for (i) each director, (ii) each holder of 5.0% or greater of Rotoblock’s Common Stock, (iii) Rotoblock’s Chief Executive Officers and the two most highly compensated executive officers other than the Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is Rotoblock’s address: 300 B Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to Rotoblock’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at Rotoblock, 300B Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of March 28, 2013 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 28, 2013, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of March 28, 2013 that were exercisable on or within 60 days after March 28, 2013, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of March 28, 2013 that would vest and could settle on or within 60 days after March 28, 2013. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 82,953,862 shares of Common Stock outstanding on March 28, 2013 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 28, 2013.

Name and Address of Beneficial Owner	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock
Beneficial Owners of More Than 5%
Hon Choi Michael Choy	8,371,995	59.7%
Daifumd Holding Inc. (2)	26,229,705
American Pacific Medical Group (2)	2,914,412
La Fong Choi (2)	5,204,307
Carrie Lai Choi (2)	5,204,307
Legitimate Gain Investments (2)	1,202,195
Evereach Capital	5,447,752	6.7%
Steven Schneider (3)	5,258,500	6.1%
Current Directors and Named Executive Officers
Chien Chih Liu (4)	4,311,664	4.6%
Chu Keung Andrew Chow	2,151,114	2.6%
All Officers and Directors as a group 2	6,462,778	7.2%

 (1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2) Michael Choy has beneficial control.

(3) Includes 4.1 million shares issuable upon exercise of warrants.

(4) Includes 3.5 million shares issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions

Notes Payable to Related Parties

During 2012, we borrowed $509,093 from related entities with interest rates ranging from 5 to 7%.

The balances due related parties as of December 31, 2012 was $919,093 which is comprised of the following: American Pacific Medical group for $465,690, daifu MD Internet Information Service Ltd., for $95,220,Physican Medical Technology Co. Ltd for $206,310 and loan from a director and shareholder of $151,873.

During the year ended December 31, 2011, daifu borrowed $410,000 from a related party for redemption of outstanding preferred shares of daifu (Note 12 and Note 15). A further $25,641 was borrowed during the year ended December 31, 2012 for use in operations. During the year ended December 31, 2012, a total of $30,049 of interest payable has been accrued on the liability.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Rotoblock by Parker Randall CF (H.K.) CPA Limited for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	Fiscal 2012 Fees __________	Fiscal 2011 Fees __________
Audit Fees	$86,910	$31,500
Audit-Related Fees	__	—
Tax Fees	__	—
All Other Fees	— __________	— __________
Total Fees	$86,910	$31,500

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

Exhibit No.        Description

*3(i)	Articles of Incorporation
*3(ii)	Bylaws
*99.1	Agreement with Obvio!
*10.1	Amended and Restated Agreement and Plan of Share Exchange dated November 11, 2012 (a)
23.1	Consent of Independent Accountants
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

* Incorporated by reference

(a) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K of November 15, 2011, as amended, but included herein with all schedules and exhibits.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Chien Chih Liu and Chow Chu Keung as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ Chien Chih Liu Chien Chih Liu	Director and Chairman and Chief Executive Officer (principal executive officer)	April 12, 2013

By: /S/ Chu Keung Andrew Chow Chu Keung Andrew Chow	Chief Financial Officer and Director (principal financial and accounting officer)	April 12, 2013

