Form 10-Q
period 2013-03-31
Rotoblock Corp
filed 2013-05-14
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Yes      No  X

As of May 10, 2013, there were 82,953,862 shares outstanding of the registrant’s common stock.

1

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In U S Dollars, except per share data)
(Unaudited)

ASSETS	Note	March 31 2013	December 31 2012
Current assets		$	$
Cash and cash equivalents		58,194	49,568
Accounts receivable		1,098,327	868,097
Prepayments, deposits and other receivables	4	326,312	339,176
Inventory	5	360,633	558,125
Total current assets		1,843,466	1,814,966

Non-current assets
Property, plant and equipment	6	93,557	99,151
Investments in associates	7	293,590	293,590
Available-for-sale investments	8	514,633	659,130
Total non-current assets		901,780	1,051,871

TOTAL ASSETS		2,745,246	2,866,837

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	10	1,697,678	1,745,375
Deferred revenue		178,688	390,973
Due to related parties	11	1,147,577	919,093
Convertible promissory notes	13	2,394,340	2,376,298
Total current liabilities		5,418,283	5,431,739

TOTAL LIABILITIES		5,418,283	5,431,739

SHAREHOLDERS’ EQUITY
Common stock	14	82,954	82,264
Additional paid in capital		6,212,309	6,200,999
Warrants	14	1,441,514	1,441,514
Available-for-sale investments valuation reserve		(500,031)	(355,534)
Accumulated other comprehensive income		86,137	81,398
Deficit		(9,994,880)	(10,014,504)
TOTAL SHAREHOLDERS’ EQUITY		(2,671,997)	(2,563,863)

Non-controlling interests	16	(1,040)	(1,039)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		2,745,246	2,866,837

Nature and Continuance of Operations (Note 1); Commitments and Contingencies (Note 17); Subsequent Events (Note 21)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In U S Dollars, except per share data)
(Unaudited)

	Note	Three month period ended March 31 2013	Three month period ended March 31 2012
Revenue		$	$
Sales		661,178	-
Cost of sales		(394,078)	-
Gross profit		267,100	-

Operating expenses
Selling and distribution expenses		(72,559)	(91,026)
Administrative and other operating costs		(138,751)	(404,500)
Depreciation and amortization		(5,653)	(6,119)
Income (loss) from operations		50,137	(501,645)

Other income	3	9,207	32,044
Finance income and (expense)		(39,811)	(37,673)
Interest income		90	172
Income (loss)		19,623	(507,102)

Non-controlling interests	16	1	3

Income (loss) for the period		19,624	(507,099)

Comprehensive income (loss)
Net income (loss) for the period		19,624	(507,099)
Foreign currency translation adjustment		4,739	6,515
Unrealized (loss) on available for sale investments		(144,497)	(253,960)

Comprehensive loss for the period		(120,134)	(754,544)

Income (loss) per share – basic and diluted	15	0.00	(0.01)

Weighted average shares outstanding – basic and diluted		82,524,703	79,975,634

 - See Accompanying Notes -

ROTOBLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In U S Dollars, except per share data)
(Unaudited)

	Note	March 31 2013	March 31 2012
Cash Flows From (Used in) Operating Activities		$	$
Income (loss) for the period		19,624	(507,099)
Items not involving cash:
Depreciation and amortization		5,653	6,119
Non-cash interest		39,655	37,268
Non-controlling interest	16	(1)	(3)
Shares issued for compensation	12,14	15,108	15,500
Shares issued for consulting fees	14	-	45,520
Warrants issued for compensation	12,14	-	40,000

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Increase/(decrease) in accounts receivable		(224,912)	15,880
Decrease/(increase) in inventory		200,305	(244,435)
(Increase) in other receivables and prepayments		(406)	(96,353)
Decrease/(increase) in other payables and accrued liabilities		(49,376)	317,449
Decrease/(increase) in deferred revenue		(214,126)	486,768
Net cash (used in) from operating activities		(208,476)	116,614

Cash Flows From (Used in) Financing Activities
Advance from related parties	11	218,871	-
(Decrease) in restricted cash		-	(116,589)
Convertible promissory note	13	-	17,000
Net cash from (used in) financing activities		218,871	(99,589)

Effect of foreign currency translation on cash and cash equivalents		(1,769)	3

Net increase in cash and cash equivalents		8,626	17,028
Cash and cash equivalents – beginning of period		49,568	144,202
Cash and cash equivalents – end of period		58,194	161,230

Supplemental Disclosures with Respect to Cash Flows (Note 20)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(UNAUDITED)
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		$	$	$	$	$	$	$
Balance – December 31, 2011	79,508,502	79,509	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	2,755,665	2,755	314,748	-	-	-	-	317,503
Warrants granted for services	-	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	-	(4,852,328)	(4,852,328)
Unrealized loss on available for sale investment	-	-	-	-	(331,403)	-	-	(331,403)
Foreign currency translation adjustment	-	-	-	-	-	8,731	-	8,731
Balance – December 31, 2012	82,264,167	82,264	6,200,999	1,441,514	(355,534)	81,398	(10,014,504)	(2,563,863)

Issuance of shares for note conversion	689,655	690	11,310	-	-	-	-	12,000
Net income for the period	-	-	-	-	-	-	19,624	19,624
Unrealized loss on available for sale investment	-	-	-	-	(144,497)	-	-	(144,497)
Foreign currency translation adjustment	-	-	-	-	-	4,739	-	4,739

Balance – March 31, 2013	82,953,822	82,954	6,212,309	1,441,514	(500,031)	86,137	(9,994,880)	(2,671,997)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

On November 18, 2011, the Company completed the acquisition of daifuWaste Management Holding Ltd, (“daifu”), a Cayman Islands company, via Share Exchange Agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of daifu transferred all of the daifu ordinary shares outstanding to the Company in exchange for issuance of 73,801,525 common shares of the Company, par value $0.001 per share, to the daifu shareholders. As at the date of the Share Exchange Agreement, daifu had 106,356,423 ordinary shares outstanding.

As at November 18, 2011, the Company had an aggregate of 9,281,160 share purchase warrants and a convertible promissory note outstanding. Both instruments remained intact after the Share Exchange Agreement. As a result, daifu shareholders acquired approximately 81.28% of the Company’s issued and outstanding common stock and common stock equivalents and completed the reverse acquisition under the Share Exchange Agreement with the Company.

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

On January 25, 2011, daifuWaste HK invested Renminbi (“RMB”) 1,960,000, 35% of the registered capital to incorporate a joint venture – Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd. – in the People’s Republic of China (“PRC”) (Note 7).

daifu and its subsidiaries are principally engaged in holding medical waste technology, medical waste equipment trading and holding investments in medical waste treatment centres.

The Company’s consolidated financial statements as at March 31, 2013 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has net income of $19,624 for the three month period ended March 31, 2013 (March 31, 2012 –net loss of $507,099) and has a working capital deficiency of $3,574,817 at March 31, 2013 (December 31, 2012 – $3,616,773).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Management cannot provide assurance that the Company will become operating cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the next 12 months. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Note 3. Other Income

Other income as at March 31, 2013 and 2012 consists of the following:

	Three month period ended March 31 2013	Three month period ended March 31 2012
	$	$
Sundry income	1,016	13,994
Management fee income	8,191	18,050

	9,207	32,044

Note 4. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at March 31, 2013 and December 31, 2012 consist of the following:

	March 31 2013	December 31 2012
	$	$
Deposits to suppliers	69,260	109,727
Contract guarantee deposits	196,069	194,963
Premises and sundry deposits	60,983	19,378
Advances to employees/consultants	-	15,108

	326,312	339,176

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 5. Inventory

Inventories as at March 31, 2013 and December 31, 2012 consist of the following:

	March 31 2013	December 31 2012
	$	$
Raw materials	360,633	558,125

Note 6. Property, Plant and Equipment

		Accumulated depreciation
	Cost		March 31 2013	December 31 2012
	$	$	$	$

Equipment	52,940	26,719	26,221	27,581
Vehicles	137,291	71,320	65,971	70,264
Effect of foreign exchange	3,243	1,878	1,365	1,306

	193,474	99,917	93,557	99,151

During the three month period ended March 31, 2013, total additions to and dispositions of property, plant and equipment were $nil (December 31, 2012 – $nil).

Note 7. Investments in Associates

	March 31 2013	December 31 2012
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

On January 25, 2011, daifuWaste (HK) invested RMB 1,960,000 ($293,590), 35% of the registered capital, and associated with Hainanzhou Luhuan Medical Waste Disposal Co., Ltd. which invested RMB 3,640,000, 65% of the registered capital, to incorporate a joint venture (“the Joint Venture”) – Hainanzhou daifu–Luhuan Medical Waste Disposal Co., Ltd. in PRC. The net assets of Hainanzhou daifu–Luhuan Medical Waste Disposal, Ltd are RMB 5,600,000. The Joint Venture will commence operations once government approval is granted.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 8. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	March 31 2013	December 31 2012
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,014,664	(500,031)	514,633	659,130

On February 11, 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 13). In turn, the Company acquired 977,966 common shares of Samyang, with the initial fair value of $1,000,000 and of $1,014,664 at the time of acquisition of daifu (Note 1). The investment is classified as Available-for-Sale and is carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available-for-sale investment valuation reserve and other than temporary losses recorded in net income.

Note 9. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”), pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at March 31, 2013, no engines have been sold. The Company has not capitalized any amount related to the patents.

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at March 31, 2013 and December 31, 2012 consist of the following:

	March 31 2013	December 31 2012
	$	$
Value added taxes (“VAT”) payable	161,293	224,960
Trade payables	240,649	268,869
Accrued liabilities	981,056	936,866
Director remuneration	314,680	314,680

	1,697,678	1,745,375

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 11. Due to Related Parties

Due to related parties as at March 31, 2013 and December 31, 2012 consist of the following:

	March 31 2013	December 31 2012
	$	$
American Pacific Medical Group Limited	473,209	465,690
daifuMD Internet Information Service Ltd., Co. (SZ)	95,220	95,220
Loan from a director	179,608	151,873
Physician Medical Technology (Shenzhen) Co. Ltd.	399,540	206,310
	1,147,577	919,093

During the three month period ended March 31, 2013, cash in the amount of $193,230 (March 31, 2012 - $nil; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

During the three month period ended March 31, 2013, cash in the amount of $25,641 (March 31, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the three month period ended March 31, 2013, a total of $2,094 (March 31, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both are with an annual interest rate of 7%. During the three month period ended March 31, 2013, a total of $7,519 (March 31, 2012 - $7,136) of interest has been accrued on the liability.

Note 12. Related Party Transactions

During the three month period ended March 31, 2013, the Company paid/accrued $6,717 (March 31, 2012 - $28,834) and issued nil (March 31, 2012 – 366,807) shares, par value $0.001 per share, valued at $nil (March 31, 2012 - $19,917) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus.

During the three month period ended March 31, 2013, the Company granted nil (March 31, 2012 – 1,000,000) common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and was recorded in the Company’s statement of income for the period ended March 31, 2012 (Note 14).

During the three month period ended March 31, 2013, the Company paid/accrued $nil to directors for salaries and wages (March 31, 2012 - $67,878).

During the three month period ended March 31, 2013, cash in the amount of $193,230 (March 31, 2012 - $nil; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. This amount is unsecured, non-interest bearing and is repayable on request.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

During the three month period ended March 31, 2013, cash in the amount of $25,641 (March 31, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the three month period ended March 31, 2013, a total of $2,094 (March 31, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both are with an annual interest rate of 7%. During the three month period ended March 31, 2013, a total of $7,519 (March 31, 2012 - $7,136) of interest has been accrued on the liability.

Note 13. Convertible Promissory Notes

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

The balance of the Convertible Promissory Note as at March 31, 2013 consists of principal and accrued interest of $2,000,000 and $376,110, respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

b)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500. The principal balance bears interest at a rate of 8% per annum.

The principal balance of $37,500, together with all accrued and unpaid interest, is convertible into common shares of the Company. The conversion price is to be calculated as 58% multiplied by the market price, which is the average of the lowest three closing bid prices on the Over the Counter Bulletin Board (“OTCBB”) during the ten trading day period ending on the latest complete trading day prior to the conversion date. On October 2, 2012, Asher converted $10,000 of the promissory note into 215,517 shares valued at $0.0464 per share and on February 25, 2013, Asher further converted an additional $12,000 of the promissory note into 689,655 shares valued at $0.0174 per share.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

All unpaid principal, together with any unpaid and accrued interest was due and payable on December 7, 2012. At present the parties are determining a new, mutually agreeable maturity date for the note.

The balance of the Promissory Note as at March 31, 2013 consists of principal and accrued interest of $15,500 and $2,730 (December 31, 2012 - $27,500 and $2,277), respectively.

Note 14. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

During the three month period ended March 31, 2013, the Company issued a total of 689,655 shares, par value $0.001 per share, to Asher Enterprises on partial conversion of a promissory note (Note 13).

During the year ended December 31, 2012, the Company issued a total of 1,098,000 shares, par value $0.001 per share, to consultants of the company as payment for consulting fees valued at $183,750. As at March 31, 2013, $nil (December 31, 2012 - $15,108) was included in prepayments.

During the year ended December 31, 2012, the Company issued a total of 1,442,148 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $123,753.

On October 2, 2012, the Company issued 215,517 shares, par value $0.001 per share, to Asher Enterprises on partial conversion of a convertible promissory note (Note 13).

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to an officer of the Company as part of the officer’s compensation package. The warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017 (Note 12).

The following share purchase warrants were outstanding as at March 31, 2013:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	7.50	20,000	0.00
Warrants	7.50	16,000	0.14
Warrants	12.50	3,333	0.26
Warrants	0.25	25,000	1.29
Warrants	0.25	25,000	1.31
Warrants	0.50	200,000	1.31
Warrants	2.50	57,144	1.31
Warrants	0.25	2,181,750	1.87
Warrants	1.00	50,000	1.87
Warrants	0.25	333,333	1.91
Warrants	1.00	300,000	1.96
Warrants	0.25	12,000	2.04
Warrants	0.25	1,000,000	3.81
Warrants	0.25	6,000,000	6.97

		10,223,560

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The following is a summary of warrant activities during the three month period ended March 31, 2013:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2012	9,231,160	0.34
Granted	1,000,000	0.25
Expired	(7,600)	12.50

Outstanding and exercisable at March 31, 2013	10,223,560	0.32

Weighted average fair value of warrants granted during the period		n/a

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined to be $40,000 using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at March 31, 2013, a total of 82,953,822 common shares are outstanding. Of these, 77,156,354 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 15. Earnings Per Share

Earnings (loss) per share, calculated on a basic and diluted basis, is as follows:

	Three month period ended March 31 2013	Three month period ended March 31 2012
	$	$
Earnings (loss) per share
Basic	(0.00)	(0.01)
Diluted	(0.00)	(0.01)

Net income (loss)	19,624	(507,099)

Net income (loss) available (attributable) to common shareholders – basic	19,624	(507,099)

Net income (loss) available (attributable) to common shareholders – diluted	19,624	(507,099)

Weighted average number of shares outstanding – basic	82,524,703	79,975,634
Dilutive securities:
Warrants	-	-
Convertible debt	-	-
Weighted average number of shares outstanding – diluted	82,524,703	79,975,634

For the three month period ended March 31, 2013, exercisable common share equivalent shares totaling 13,431,347 (March 31, 2012 – 12,824,032) (consisting of shares issuable on the exercise of share purchase warrants in addition to shares to be issued on conversion of promissory notes) have been excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 16. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as at March 31, 2013 and December 31, 2012 are as follows:

Subsidiary	Non-Controlling Interest	March 31 2013	December 31 2012
		$	$
Hydroclave China Inc.	5%	(1,040)	(1,039)

	5%	(1,040)	(1,039)

Note 17. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is possible that a liability has been incurred and the amount of the assessment can be reasonably estimated. As at March 31, 2013, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at March 31, 2013, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation.

b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Promissory Note Agreement”) with Samyang for $2,000,000 cash (Note 13). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest, is convertible into common shares of the Company at a price of $1.10 per share.

The balance of the Convertible Promissory Note as at March 31, 2013 consists of principal and accrued interest of $2,000,000 and $376,110, respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

At March 31, 2013, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,160,100 common shares in settlement of its obligation to Samyang.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

c)	On March 5, 2012, the Company entered into a Convertible Promissory Note Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. (“Asher”) for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500 (Note 13). The principal balance bears interest at a rate of 8% per annum.

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

The balance of the Promissory Note as at March 31, 2013 consists of principal and accrued interest of $15,500 and $2,730 (December 31, 2012 - $27,500 and $2,277), respectively.

As at March 31, 2013, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 1,047,687 common shares in settlement of its obligation to Asher.

Note 18. Segmented Information

The Company operates in one reportable segment, that being the treatment of medical waste. Revenues are generated from trading of medical waste equipment. The Company’s operations are conducted primarily in two geographic segments, being the PRC, and North America. Geographic segmentation of revenue and assets is based on the country of origin.

Three month period ended March 31, 2013	PRC	North America	Other	Total
	$	$	$	$
Revenues	661,178	-	-	661,178
Other income	1,016	-	8,191	9,207
Cost of sales and other expenses	(534,981)	(80,914)	(34,866)	(650,761)
Capital assets	8,464	85,093	-	93,557
Total assets	1,842,794	600,577	301,875	2,745,246

Year ended December 31, 2012	PRC	North America	Other	Total
	$	$	$	$
Capital assets	11,513	87,638	-	99,151
Total assets	1,802,110	762,887	301,840	2,866,837

Three month period ended March 31, 2012	PRC	North America	Other	Total
	$	$	$	$
Revenues	-	-	-	-
Other income	8,994	-	23,050	32,044
Cost of sales and other expenses	(160,002)	(235,698)	(143,443)	(539,143)

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 19. Financial Instruments

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

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $14,903 higher ($14,903 lower).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $3,322 lower ($3,322 higher).

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

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 20. Supplemental Disclosures with Respect to Cash Flows

	For the three month period ended March 31 2013	For the three month period ended March 31 2012
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the three month period ended March 31, 2013, the Company issued 689,655 common shares valued at $0.0174 per share on partial conversion of $10,000 of the Asher convertible promissory note (Note 13).

During the three month period ended March 31, 2013, the Company accrued $9,613 of interest on related party loans (Note 11).

During the three month period ended March 31, 2013, the Company accrued $453 in interest related to the Asher promissory note (Note 13).

During the three month period ended March 31, 2013, the Company accrued $29,589 in interested related to the Samyang promissory note (Note 13).

Note 21. Subsequent Events

On April 1, 2013, a total of 20,000 share purchase warrants having an exercise price of $7.50 expired without being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report of Form 10Q for the first quarter, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our limited operating history, particularly of Rotoblock and Daifu on a consolidated basis;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and
•	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Form 10K under the heading “Risk Factors”.

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

Recent Developments

In the three months ended March 31, 2013, we recognized revenue on one complex installation. At the present time, there are two more installations that are under construction.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in Rotoblock’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

Note: In the first quarter of 2012, we were not able to recognize any revenues. In accordance with our policy of revenue recognition, we require the customer acceptance of the installation as operating satisfactorily.

	Three Months ended March 31
	2013	2012
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	(59.6)	--
Operating expenses	(32.8)	--
Income from operations	7.6	--
Net Income	2.9	--

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Note: In the first quarter of 2012, we were not able to recognize any revenues. In accordance with our policy of revenue recognition, we require the customer acceptance of the installation as operating satisfactorily.

Sales were $661,178 for the first quarter ended March 31, 2013 compared to nil in the first quarter ended March 31, 2012.

The increase was due to the revenue recognition of one complex installation.

Cost of sales were $394,078 for the first quarter ended March 31, 2013 compared to nil in the first quarter ended March 31, 2012. As a percentage of sales the cost of sales was 59%.

Gross profit was $267,100 for the first quarter ended March 31, 2013 compared to nil in the first quarter ended March 31, 2012. As a percentage of sales the gross profit was 41%. The profit margins have increased due to improvement in cost controls.

Selling and distribution expenses decreased by $18,467 from $91,026 for the quarter ended March 31, 2012 to $72,559 for the period ended March 31, 2013. The decrease was primarily due to better cost controls over technical and distribution expenditures. The sales staff was also reduced which resulted in lower salaries and business expenses.

Administrative and other operating costs decreased by $265,748 from 404,500 for the quarter ended March 31, 2012 to $138,752 for the period ended March 31, 2013. The decrease was primarily due to reductions in personnel and professional fees.

Depreciation and amortization decreased by $466 from $6,119 in 2012 to $5,653 in 2013. The reason for the small decrease was due to some assets fully depreciated with no additional expense recorded.

Other income decreased $22,837 from $32,044 for the quarter ended March 31, 2012 to $9,207 for the quarter ended March 31, 2013. The decrease was primarily due to less service and maintenance income for the medical waste equipment.

Financial expense increased by $2,138 from $37,673 for the quarter ended March 31, 2012 to $39,811 for the period ended March 31, 2013. The increase was due to additional related party loans during the three months ended March 31, 2013.

Interest income decreased by $82 from $172 for the quarter ended March 31, 2012 to $90 for the period ended March 31, 2013. The decrease was due to less overall average Company balances in bank savings accounts.

Net Income for the quarter ended March 31, 2013 was $19,624 compared to a net loss of $(507,009) for the period ended March 31, 2012.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, loans from related parties and our investment in securities with Samyang Optics, Ltd of $514,633.

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

We used cash in operations of $208,467 and provided cash from operations of $ 116,614 during the first quarters ended March 31, 2013 and 2012 respectively. Cash used in operations during the first quarter ended March 31, 2013 was the result of the net income for the period of $19,624, offset by non-cash expenses of $45,307.

In the first quarter of 2013, non-cash expenses were due to depreciation and amortization and non-cash interest. For the first quarter ended March 31, 2013, the net change in operating assets and liabilities resulted in a cash decrease of $288,515. The change was primarily due to the following: a decrease of $214,126 in deferred revenue, a decrease of $49,376 in other payables and accrued liabilities mainly for payment in PRC VAT tax, and an increase of $224,912 in accounts receivable. These decreases were partially offset by an increase to the inventory of $200,305.

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

Investing activities did not use or provide cash for the first quarters ended March 31, 2013 and 2012.

Financing activities provided cash of $218,871 for the first quarter ended March 31, 2013 and used cash of $99,589 for the first quarter ended March 31, 2012. In the first quarter ended March 31, 2013, we received cash of $218,871 advanced by related parties. In the prior year’s quarter we received cash of $17,000 through the issuance of convertible debt and used $116,589 of cash to deposit in a restricted cash account to ensure certain project performances

We had cash and cash equivalents of $59,194 at March 31, 2013 as compared to $49,568 at December 31, 2012. We had working capital deficits of approximately $3.6 million at both March 31, 2013 and December 31, 2012.

We will need additional funding to sustain our operations at our current levels through the next twelve months. Our working capital deficit of $3.6 million at March 31, 2013 may affect the Company's ability to continue its operation as a going concern. The Company’s shareholder has agreed to provide sufficient financial support to the Company so as to enable the Company to meet its liabilities as and when they fall due and to enable the Company to continue its business at least for the next twelve months. The execution of such financial support, in case of necessity, depends on the ability and capability of the shareholder in the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at March 31, 2013 and 2012.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the first three months ended March 31, 2013 and 2012, the Company did not make any allowance for slow-moving or defective inventories.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our competitiveness is dependent on our continuing Research and Development.

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

Item 4.  Mine Safety Disclosures

None.

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

Dated: May 13, 2013

By: /s/ Chien Chih Liu

Name: Chien Chih Liu

Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2013

By: /s/ Chow Chu Andrew Keung

Name: Chow Chu Andrew Keung

Title: Chief Financial Officer (Principal Financial and Accounting Officer

