Form 10-Q
period 2013-06-30
Rotoblock Corp
filed 2013-08-14
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

 Yes     No  X

As of August 12, 2013, there were 83,073,862 shares outstanding of the registrant’s common stock.

1

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In U.S. Dollars, except per share data)
(UNAUDITED)
ASSETS	Note	June 30 2013	December 31 2012
Current assets		$	$
Cash and cash equivalents		89,905	49,568
Accounts receivable		1,231,550	868,097
Prepayments, deposits and other receivables	4	232,536	339,176
Inventory	5	279,824	558,125
Total current assets		1,833,815	1,814,966

Non-current assets
Property, plant and equipment	6	87,952	99,151
Investments in associates	7	293,590	293,590
Available-for-sale investments	8	459,522	659,130
Total non-current assets		841,064	1,051,871

TOTAL ASSETS		2,674,879	2,866,837

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	10	1,803,858	1,745,375
Deferred revenue		65,221	390,973
Due to related parties	11	1,221,512	919,093
Convertible promissory notes	13	2,424,566	2,376,298
Total current liabilities		5,515,157	5,431,739

TOTAL LIABILITIES		5,515,157	5,431,739

SHAREHOLDERS’ EQUITY
Common stock	14	83,074	82,264
Additional paid in capital		6,218,189	6,200,999
Warrants	14	1,441,514	1,441,514
Available-for-sale investments valuation reserve		-	(355,534)
Accumulated other comprehensive income		98,833	81,398
Deficit		(10,680,839)	(10,014,504)
TOTAL SHAREHOLDERS’ EQUITY		(2,839,229)	(2,563,863)

Non-controlling interests	15	(1,049)	(1,039)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		2,674,879	2,866,837

Nature and Continuance of Operations and Going Concern (Note 1); Commitments and Contingencies (Note 16); Subsequent Events (Note 20)

- See Accompanying Notes -

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In U.S. Dollars, except per share data)
(UNAUDITED)
	Note	Three month period ended June 30 2013	Three month period ended June 30 2012	Six month period ended June 30 2013	Six month period ended June 30 2012
		$	$	$	$
Sales		385,340	615,096	1,046,518	615,096
Cost of sales		(264,377)	(407,419)	(658,455)	(407,419)
Gross profit		120,963	207,677	388,063	207,677

Operating expenses
Selling and distribution expenses		(116,012)	(102,320)	(188,571)	(193,346)
Administrative and other operating costs		(100,742)	(344,591)	(239,493)	(749,091)
Depreciation and amortization		(5,717)	(6,115)	(11,370)	(12,234)
Loss from operations		(101,508)	(245,349)	(51,371)	(746,994)

Other income	3	9,941	19,542	19,148	51,586
Impairment in fair value of available-for-sale investments	8	(555,142)	-	(555,142)	-
Financial expense		(39,294)	(39,035)	(79,105)	(76,708)
Interest income		35	210	125	382
Loss		(685,968)	(264,632)	(666,345)	(771,734)

Non-controlling interests	15	9	1	10	4

Loss for the period		(685,959)	(264,631)	(666,335)	(771,730)

Comprehensive income (loss)
Net loss for the period		(685,959)	(264,631)	(666,335)	(771,730)
Foreign currency translation adjustment		12,696	871	17,435	7,386
Unrealized loss on available-for-sale investments		(55,111)	(28,084)	(199,608)	(282,044)
Reclassification to profit or loss	8	555,142	-	555,142	-

Comprehensive loss for the period		(173,232)	(291,844)	(293,366)	(1,046,388)

Loss per share - basic and diluted		(0.01)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding - basic and diluted		83,003,932	80,668,969	82,765,641	80,322,302

- See Accompanying Notes -

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In U.S. Dollars except per share data)
(UNAUDITED)
	Note	Six month period ended	Six month period ended
		June 30	June 30
		2013	2012

Cash Flows From (Used in) Operating Activities		$	$
Income (Loss) for the period		(666,335)	(771,730)
Items not involving cash:
Depreciation and amortization		11,370	12,234
Non-cash interest		79,676	75,515
Non-controlling interest	15	(10)	(4)
Shares issued for compensation	12,14	-	43,751
Shares issued for consulting fees	14	18,108	103,123
Warrants issued for compensation	12,14	-	40,000
Impairment of available for sale investments	8	555,142	-

Adjustments to Reconcile Net Loss to Net Cash From (Used in) Operating Activities
Increase in accounts receivable		(341,064)	(324,960)
Decrease (Increase) in inventory		286,127	(275,856)
Decrease in other receivables and prepayments		100,793	62,617
Increase (Decrease) in other payables and accrued liabilities		51,917	200,983
Increase (Decrease) in deferred revenue		(329,728)	501,987
Net cash from (used in) operating activities		(234,004)	(332,340)

Cash Flows From (Used in) Financing Activities
Advance from related parties	12	283,011	342,641
Increase (Decrease) in restricted cash		-	(64,022)
Convertible promissory note	13	-	17,000
Net cash from (used in) financing activities		283,011	295,619

Effect of foreign currency translation on cash and cash equivalents		(8,670)	264

Net increase (decrease) in cash and cash equivalents		40,337	(36,457)

Cash and cash equivalents – beginning of period		49,568	144,202

Cash and cash equivalents – end of period		89,905	107,745

Supplemental Disclosures with Respect to Cash Flows (Note 19)

- See Accompanying Notes -

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In U.S. Dollars, except per share data)
(UNAUDITED)
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		$	$	$	$	$	$	$
Balance - December 31, 2011	79,508,502	79,509	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	2,755,665	2,755	314,748	-	-	-	-	317,503
Warrants granted for services	-	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	-	(4,852,328)	(4,852,328)
Unrealized loss on available for sale investment	-	-	-	-	(331,403)	-	-	(331,403)
Foreign currency translation adjustment	-	-	-	-	-	8,731	-	8,731
Balance - December 31, 2012	82,264,167	82,264	6,200,999	1,441,514	(355,534)	81,398	(10,014,504)	(2,563,863)

Issuance of shares for note conversion	689,655	690	11,310	-	-	-	-	12,000
Issuance of shares for services	120,000	120	5,880	-	-	-	-	6,000
Net loss for the period	-	-	-	-	-	-	(666,335)	(666,335)
Unrealized loss on available-for-sale investment	-	-	-	-	(199,608)	-	-	(199,608)
Impairment of available-for-sale investments	-	-	-	-	555,142	-	-	555,142
Foreign currency translation adjustment	-	-	-	-	-	17,435	-	17,435

Balance - June 30, 2013	83,073,822	83,074	6,218,189	1,441,514	-	98,833	(10,680,839)	(2,839,229)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 1. Nature and Continuance of Operations and Going Concern

Rotoblock Corporation (“Rotoblock” or the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2004.

On March 30, 2004, the Company entered into a Share Exchange Agreement (the Agreement”) with Rotoblock Inc., a Canadian corporation incorporated on September 2, 2003, wherein the Company agreed to issue to the stockholders of Rotoblock Inc. 300,000 common shares in exchange for the 144,000 shares that constituted all the issued and outstanding shares of Rotoblock Inc. Effective March 30, 2004, Rotoblock Inc. completed the reverse acquisition under the Agreement with the Company.

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

The Company’s interim consolidated financial statements as at June 30, 2013 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has net loss of $666,335 for the six month period ended June 30, 2013 (June 30, 2012 –net loss of $771,730) and has a working capital deficiency of $3,681,342 at June 30, 2013 (December 31, 2012 – $3,616,773).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Note 2. Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Note 3. Other Income

Other income during the periods ended June 30, 2013 and 2012 consists of the following:

	Three month period ended June 30 2013	Three month period ended June 30 2012	Six month period ended June 30 2013	Six month period ended June 30 2012
	$	$	$	$
Sundry income	1,757	1,496	2,773	15,490
Management fee income	8,184	18,046	16,375	36,096

	9,941	19,542	19,148	51,586

Note 4. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at June 30, 2013 and December 31, 2012 consist of the following:

	June 30 2013	December 31 2012
	$	$
Deposits to suppliers	11,549	109,727
Contract guarantee deposits	199,017	194,963
Premises and sundry deposits	18,970	19,378
Advances to employees/consultants	3,000	15,108

	232,536	339,176

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 5. Inventory

Inventories as at June 30, 2013 and December 31, 2012 consist of the following:

	June 30 2013	December 31 2012
	$	$
Raw materials	279,824	558,125

Note 6. Property, Plant and Equipment

		Accumulated depreciation
	Cost		June 30 2013	December 31 2012
	$	$	$	$

Equipment	52,940	28,094	24,846	27,581
Vehicles	137,291	75,662	61,629	70,264
Effect of foreign exchange	4,229	2,752	1,477	1,306

	194,460	106,508	87,952	99,151

During the six month period ended June 30, 2013, total additions to and dispositions of property, plant and equipment were $nil (Year ended December 31, 2012 – $nil).

Note 7. Investments in Associates

	June 30 2013	December 31 2012
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

On January 25, 2011, daifuWaste (HK) invested RMB 1,960,000 ($293,590), 35% of the registered capital, and associated with Hainanzhou Luhuan Medical Waste Disposal Co., Ltd. which invested RMB 3,640,000, 65% of the registered capital, to incorporate a joint venture (“the Joint Venture”) – Hainanzhou daifu–Luhuan Medical Waste Disposal Co., Ltd. in PRC. The net assets of Hainanzhou daifu–Luhuan Medical Waste Disposal, Ltd. are RMB 5,600,000. The Joint Venture will commence operations once government approval is granted.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 8. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	June 30 2013	December 31 2012
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,014,664	(555,142)	459,522	659,130

On February 11, 2010, the Company entered into an Investment Agreement with Samyang Optics Co., Ltd. (“Samyang”), a South Korean Corporation listed on the Korea Exchange, whereby Samyang loaned the Company $2,000,000 in the form of a convertible promissory note (Note 13). In turn, the Company acquired 977,966 common shares of Samyang, with the initial fair value of $1,000,000 and of $1,014,664 at the time of acquisition of daifu (Note 1). These shares are pledged as collateral for repayment of the loan to Samyang.

The investment is classified as Available-for-Sale and carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available-for-sale investment valuation reserve and other than temporary losses recorded in net income. On June 30, 2013, the Company determined that the fair value of the investment is not expected to recover beyond its current value given the significant and prolonged decline in the market value of such common shares of Samyang. Unrealized loss of $555,142 included in available-for-sale valuation reserve has therefore been recognized in the statement of loss for the period ended June 30, 2013.

As at June 30, 2013, the Company is in negotiations with Samyang to repurchase its 977,966 common shares from the Company. The proceeds from this transaction will be utilized to reduce the principal balance of the Company’s promissory note payable to Samyang (Note 13).

Note 9. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”), pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at June 30, 2013, no engines have been sold. The Company has not capitalized any amount related to the patents.

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at June 30, 2013 and December 31, 2012 consist of the following:

	June 30 2013	December 31 2012
	$	$
Value added taxes (“VAT”) payable	212,592	224,960
Trade payables	255,477	268,869
Accrued liabilities	1,021,109	936,866
Director remuneration	314,680	314,680

	1,803,858	1,745,375

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 11. Due to Related Parties

Due to related parties as at June 30, 2013 and December 31, 2012 consist of the following:

	June 30 2013	December 31 2012
	$	$
American Pacific Medical Group Limited	480,812	465,690
daifuMD Internet Information Service Ltd., Co. (SZ)	95,220	95,220
Loan from a director	181,800	151,873
Physician Medical Technology (Shenzhen) Co. Ltd.	463,680	206,310
	1,221,512	919,093

During the six month period ended June 30, 2013, cash in the amount of $257,370 (June 30, 2012 - $317,000; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. The amount outstanding is unsecured, non-interest bearing and is repayable on request.

During the six month period ended June 30, 2013, cash in the amount of $25,641 (June 30, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the six month period ended June 30, 2013, a total of $4,286 (June 30, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both amounts bear an annual interest rate of 7%. During the six month period ended June 30, 2013, a total of $15,122 (June 30, 2012 - $14,718) of interest has been accrued on the liability.

Note 12. Related Party Transactions

During the six month period ended June 30, 2013, the Company paid/accrued $6,717 (June 30, 2012 - $37,030) and issued nil (June 30, 2012 – 733,810) shares, par value $0.001 per share, valued at $nil (June 30, 2012 - $43,751) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus.

During the six month period ended June 30, 2013, the Company granted nil (June 30, 2012 – 1,000,000) common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and was recorded in the Company’s statement of loss for the period ended June 30, 2012 (Note 14).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

During the six month period ended June 30, 2013, the Company paid/accrued $nil to directors for salaries and wages (June 30, 2012 - $135,747).

During the six month period ended June 30, 2013, cash in the amount of $257,370 (June 30, 2012 - $317,000; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. The amount outstanding is unsecured, non-interest bearing and is repayable on request.

During the six month period ended June 30, 2013, cash in the amount of $25,641 (June 30, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the six month period ended June 30, 2013, a total of $4,286 (June 30, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both amounts bear an annual interest rate of 7%. During the six month period ended June 30, 2013, a total of $15,122(June 30, 2012 - $14,718) of interest has been accrued on the liability.

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

The balance of the Convertible Promissory Note as at June 30, 2013 consists of principal and accrued interest of $2,000,000 and $406,027 respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

As at June 30, 2013, the Company is in negotiations with Samyang to repurchase Samyang’s 977,966 common shares held by the Company (Note 8). The proceeds from this transaction will be utilized to reduce the principal balance of the Company’s promissory note payable to Samyang. The parties are also determining a new, mutually agreeable maturity date for the remaining balance of the note.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

The balance of the Promissory Note as at June 30, 2013 consists of principal and accrued interest of $15,500 and $3,039 (December 31, 2012 - $27,500 and $2,277), respectively.

Note 14. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

During the six month period ended June 30, 2013, the Company issued a total of 689,655 shares, par value $0.001 per share, to Asher Enterprises on partial conversion of a promissory note (Note 13).

During the six month period ended June 30, 2013, the Company issued 120,000 common shares to a consultant of the Company as payment of consulting fee valued at $6,000. As at June 30, 2013, $3,000 of this amount was included in prepayments.

During the year ended December 31, 2012, the Company issued a total of 1,098,000 shares, par value $0.001 per share, to consultants of the Company as payment for consulting fees valued at $183,750. As at June 30, 2013, $nil (December 31, 2012 - $15,108) was included in prepayments.

During the year ended December 31, 2012, the Company issued a total of 1,442,148 shares, par value $0.001 per share, to an officer of the Company as payment of salary and bonus valued at $123,753.

On October 2, 2012, the Company issued 215,517 shares, par value $0.001 per share, to Asher Enterprises on partial conversion, worth $10,000, of the convertible promissory note (Note 13).

Share Purchase Warrants

On January 20, 2012, the Company granted 1,000,000 warrants to an officer of the Company as part of the officer’s compensation package. The warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017 (Note 12).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following share purchase warrants were outstanding as at June 30, 2013:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	12.50	3,333	0.01
Warrants	0.25	25,000	1.04
Warrants	0.25	25,000	1.06
Warrants	0.50	200,000	1.06
Warrants	2.50	57,144	1.06
Warrants	0.25	2,181,750	1.62
Warrants	1.00	50,000	1.62
Warrants	0.25	333,333	1.66
Warrants	1.00	300,000	1.71
Warrants	0.25	12,000	1.79
Warrants	0.25	1,000,000	3.56
Warrants	0.25	6,000,000	6.72

		10,187,560

The following is a summary of warrant activities during the six month period ended June 30, 2013:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2011	9,231,160	0.34
Granted	1,000,000	0.25
Expired	(7,600)	12.50

Outstanding and exercisable at December 31, 2012	10,223,560	0.32
Expired	(36,000)	(7.50)

	10,187,560	0.30

Weighted average fair value of warrants granted during the period		n/a

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined to be $40,000 using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at June 30, 2013, a total of 83,073,822 common shares are outstanding. Of these, 77,156,354 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 15. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as at June 30, 2013 and December 31, 2012 are as follows:

Subsidiary	Non-Controlling Interest	June 30 2013	December 31 2012
		$	$
Hydroclave China Inc.	5%	(1,049)	(1,039)

	5%	(1,049)	(1,039)

Note 16. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a loss has been incurred and the amount of the assessment can be reasonably estimated. As at June 30, 2013, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at June 30, 2013, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 cash (Note 13). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest, is convertible into common shares of the Company at a price of $1.10 per share.

The balance of the Convertible Promissory Note as at June 30, 2013 consists of principal and accrued interest of $2,000,000 and $406,027 respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

At June 30, 2013, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,187,298 common shares in settlement of its obligation to Samyang.

c)	On March 5, 2012, the Company entered into a Promissory Note Agreement Asher for $17,000 in cash and $20,500 in other payables and accrued liabilities which Asher paid on behalf of the Company, for a total principal balance of $37,500 (Note 13). The principal balance bears interest at a rate of 8% per annum.

The principal balance of $37,500, together with all accrued and unpaid interest, is convertible into common shares of the Company. The conversion price is to be calculated as 58% multiplied by the market price, which is the average of the lowest three closing bid prices on the OTCBB during the ten trading day period ending on the latest complete trading day prior to the conversion date.

The balance of the Promissory Note as at June 30, 2013 consists of principal and accrued interest of $15,500 and $3,039 (December 31, 2012 - $27,500 and $2,277), respectively.

As at June 30, 2013, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 799,091 common shares in settlement of its obligation to Asher.

Note 17. Segmented Information

The Company operates in one reportable segment, that being the treatment of medical waste. Revenues are generated from trading of medical waste equipment. The Company’s operations are conducted primarily in two geographic segments, being the PRC, and North America. Geographic segmentation of revenue and assets is based on the country of origin.

Six month period ended June 30, 2013	PRC	North America	Other	Total
	$	$	$	$
Revenues	1,046,518	-	-	1,046,518
Other income	2,773	-	16,375	19,148
Cost of sales and other expenses	(992,280)	(654,784)	(84,937)	(1,732,001)
Capital assets	5,432	82,520	-	87,952
Total assets	1,825,627	547,131	302,121	2,674,879

Three month period ended June 30, 2013	PRC	North America	Other	Total
	$	$	$	$
Revenues and other income	385,340	-	-	385,340
Other income	1,757	-	8,184	9,941
Cost of sales and other expenses	(457,299)	(573,871)	(50,070)	(1,081,240)

Year ended December 31, 2012	PRC	North America	Other	Total
	$	$	$	$
Capital assets	11,513	87,638	-	99,151
Total assets	1,802,110	762,887	301,840	2,866,837

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Six month period ended June 30, 2012	PRC	North America	Other	Total
	$	$	$	$
Revenues	615,096	-	-	615,096
Other income	10,490	-	41,096	51,586
Cost of sales and other expenses	(748,949)	(419,545)	(269,918)	(1,438,412)

Three month period ended June 30, 2012	PRC	North America	Other	Total
	$	$	$	$
Revenues	615,096	-	-	615,096
Other income	1,496	-	18,046	19,542
Cost of sales and other expenses	(588,947)	(183,847)	(126,475)	(899,269)

Note 18. Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related parties, and convertible promissory notes approximates fair value due to the short term maturity of these financial instruments.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

(b)	Currency Risk

The Company’s reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Hong Kong dollars and Renminbi. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) on June 30, 2013, the impact on net loss and other comprehensive loss would have been $15,154 lower ($15,154 higher).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) on June 30, 2013, the impact on net loss and other comprehensive loss would have been $3,380 higher ($3,380 lower).

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

Note 19. Supplemental Disclosures with Respect to Cash Flows

	Three month period ended June 30 2013	Three month period ended June 30 2012	Six month period ended June 30 2013	Six month period ended June 30 2012
	$	$	$	$
Cash paid for interest	-	-	-	-
Cash paid for income taxes	-	-	-	-

 During the six month period ended June 30, 2013, the Company issued 689,655 common shares valued at $0.0174 per share on partial conversion of $12,000 of the Asher convertible promissory note (Note 13).

During the six month period ended June 30, 2013, the Company issued 120,000 common shares to a consultant of the Company as payment of consulting fee valued at $6,000 (Note 13). As at June 30, 2013, $3,000 of this amount was included in prepayments.

During the six month period ended June 30, 2013, the Company accrued $19,408 of interest on related party loans (Note 12).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

During the six month period ended June 30, 2013, the Company accrued $762 in interest related to the Asher promissory note (Note 13).

During the six month period ended June 30, 2013, the Company accrued $59,506 in interested related to the Samyang promissory note (Note 13).

During the six month period ended June 30, 2013, loss in fair value of the Company’s investment in the common shares of Samyang of $199,608 was recorded in available-for-sale investment valuation reserve.

Note 20. Subsequent Events

On July 3, 2013, a total of 3,333 share purchase warrants having an exercise price of $12.50 expired without being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report of Form 10-Q for the second quarter, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

·	our limited operating history, particularly of Rotoblock and Daifu on a consolidated basis;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term financing needs;

·	changes in our business plan and corporate strategies; and
·	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Form 10-K under the heading “Risk Factors”.

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

In this quarterly report on Form 10-Q the term Rotoblock refers to Rotoblock, the term Daifu refers to daifuWaste Management Holdings , Ltd . Rotoblock acquired daifu Waste Management as a wholly owned subsidiary on November 18, 2011 on a consolidated basis, and “we,” “us” and “our” refer to Rotoblock or the Company, as the context indicates.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended June 30		Six Months ended June 30

	2013	2012	2013	2012
Statement of Operations Data:

Net sales	100%	100%	100%	100%
Cost of sales	(68.6)	(66.2)	(62.9)	(66.2)
Operating expenses	(57.7)	(73.6)	(41.8)	(155.2)
Loss from operations	(26.3)	(39.9)	(4.9)	(121.4)
Net loss	(178.1)	(40.1)	(63.7)	(125.5)

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Sales decreased by $229,756 from $615,096 for the quarter ended June 30, 2012 to $385,340 for the quarter ended June 30, 2013. The decrease was due to only one low capacity equipment sale recognized in current quarter, compared with two equipment sales in the quarter ended June 30, 2012.

Cost of Goods Sold decreased by $143,042 from $407,419 for the quarter ended June 30, 2012 to $264,377 for the quarter ended June 30, 2013. The decrease was due to lower sales in the current quarter. As a percentage of sales, the cost of goods sold was 66% and 69% for the quarter ended June 30, 2012 and for the quarter ended June 30, 2013 respectively.

Gross profit decreased by $86,714 from $207,677 for the quarter ended June 30, 2012 to $120,963 for the quarter ended June 30, 2013 since the profit margin is less for low capacity equipment. The sales margins also decreased from 34% to 31% for the quarter ended June 30, 2012 and for the quarter ended June 30, 2013 respectively.

Selling and distribution expenses increased by $13,692 from $102,320 for the quarter ended June 30, 2012 to $116,012 for the quarter ended June 30, 2013. The reason for the increase was due to higher warranty expenses incurred by technicians for existing equipment sales.

Administrative and other operating costs decreased by $243,849 from $344,591 for the quarter ended June 30, 2012 to $100,742 for the period ended June 30, 2013. The decrease was primarily due to reductions in staff cost and professional fees.

Depreciation decreased by $398 from $6,115 for the quarter ended June 30, 2012 to $5,717 for the quarter ended June 30,2013. The reason for the decrease was due to some assets fully depreciated with no additional expense recorded.

Other income decreased by $9,601 from $19,542 for the quarter ended June 30, 2012 to $9,941 for the quarter ended June 30, 2013. The decrease was primarily due to less service and maintenance income for the medical waste equipment.

Impairment in Fair Value of Available-For-Sale Investments of $555,142 represents in decline experienced in the market value of the stock of Samyang Optics Co. Ltd. which is being held by the Company.

Financial expense increased by $259 from $39,035 for the quarter ended June 30, 2012 to $39,294 for the period ended June 30, 2013. The increase was due to additional related party loans.

Interest Income decreased slightly by $175 from $210 for the quarter ended June 30, 2012 to $35 for the quarter ended June 30, 2013. The decrease was due to less overall average Company balances in bank savings accounts.

Net Loss for the quarter ended June 30, 2013 was $685,959 compared to net loss of $264,632 for the quarter ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Sales increased by $431,422 from $615,096 for the six months ended June 30, 2012 to $1,046,518 for the six months ended June 30, 2013. The increase was due to two equipment, one of which was with high capacity with a greater sales price recognized for the six months ended June 30, 2013. However only two low capacity equipment were recognized for the six months ended June 30, 2012.

Cost of Goods Sold increased by $251,036 from $407,419 for the six months ended June 30, 2012 to $658,455 for the six months ended June 30, 2013. The increase was due to one high capacity equipment being recognized for the six months ended June 30, 2013 as mentioned above. As a percentage of sales, the cost of good sold was 66% and 63% for the six months ended June 30, 2012 and for the six months ended June 30, 2013 respectively.

Gross profit increased by $180,386 from $207,677 for the six months ended June 30, 2012 to $388,063 for the six months ended June 30, 2013. The increase was due to improvement in cost control and higher profit margin for high capacity equipment. As a percentage, the sales margins increased from 34% to 37% for the six months ended June 30, 2012 and for the six months ended June 30, 2013 respectively.

Selling and distribution expenses decreased by $4,775 from $193,346 for the six months ended June 30, 2012 to $188,571 for the six months ended June 30, 2013. The reason for the decrease was due to some reduction in personnel in sales and marketing department.

Administrative and other operating costs decreased by $509,598 from $749,091 for the six months ended June 30, 2012 to $239,493 for the six months ended June 30, 2013. The decrease was primarily due to reductions in staff cost and professional fees.

Depreciation decreased by $864 from $12,234 for the six months ended quarter ended June 30, 2012 to $11,370 for six months ended quarter ended June 30, 2013. The reason for the decrease was due to some assets fully depreciated with no additional expense recorded.

Other income decreased by $32,438 from $51,586 for the six months ended June 30, 2012 to $19,148 for the six months ended June 30, 2013. The decrease was primarily due to less service income and maintenance income for medical waste equipment.

Impairment in Fair Value of Available-for-sale Investments of $555,142 represents in decline in market value of the stock of Samyang Optics Co. Ltd. held by the Company.

Financial expense increased by $2,397 from $76,708 for the six months ended June 30, 2012 to $79,105 for the six months ended June 30, 2013. The increase was due to additional related party loans.

Interest Income decreased slightly by $257 from $382 for the six months ended June 30, 2012 to $125 for the six months ended June 30, 2013. The decrease was due to less overall average Company balances in bank savings accounts.

Net Loss for the six months ended June 30, 2013 was $666,335 compared to net loss of $771,730 for the six months ended June 30, 2012.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, loans from related parties and our investment in securities with Samyang Optics, Ltd of $459,522.

We will require additional capital to expand our current operations.  In particular, we require additional capital to expand our customer base by the addition of qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development.

We intend to fund our long-term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments.  However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

We used cash in operations of $234,004 and of $332,340 during the six months ended June 30, 2013 and 2012 respectively.

Cash used in operations during the first six months ended June 30, 2013 was the result of the net loss incurred for the periods of $666,335, offset by non-cash expenses of $664,286. In the first six months of 2013, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stocks issued for consulting fees and the impairment of available for sale investments.

Cash used in operations during the first six months ended June 30, 2012 was the result of the net loss incurred for the periods of $771,730, offset by non-cash expenses of $274,619. In the first six months of 2012, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stocks/warrants issued for compensation and consulting fees.

For the first six months ended June 30, 2013, the net change in operating assets and liabilities resulted in a cash decrease of $231,955. The change was primarily due to the following: a decrease of $329,728 in deferred revenue, an increase of $51,917 in other payables and accrued liabilities mainly for staff pay and audit fee, an increase of $341,064 in accounts receivable, a decrease of $286,127 and of $100,793 in inventory and payment to suppliers respectively.

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

Financing activities provided cash of $283,011 for the first six months ended June 30, 2013 and provided cash of $295,619 for the first six months ended June 30, 2012. In the first six months ended June 30, 2013 we received cash advances from related parties. In the first six months ended June 30, 2012, we received cash of $17,000 through the issuance of convertible debt and used $64,022 of cash to deposit in a restricted cash account to ensure certain project performances. Also we received $342,641 from two related parties of daifuWaste Group for operating use.

We had cash and cash equivalents of $89,905 at June 30, 2013 as compared to $49,568 at December 31, 2012. We had working capital deficits of $3.7 and $3.6 million at June 30, 2013 and December 31, 2012, respectively.

We will need additional funding to sustain our operations at our current levels through the next twelve months. Our working capital deficit of $3.7 million at June 30, 2013 may affect the Company's ability to continue its operation as a going concern. The Company’s shareholder has agreed to provide sufficient financial support to the Company so as to enable the Company to meet its liabilities as and when they fall due and to enable the Company to continue its business at least for the next twelve months. The execution of such financial support, in case of necessity, depends on the ability and capability of the shareholder in the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at June 30, 2013 and December 31, 2012.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the first three months ended June 30, 2013 and December 31, 2012, the Company did not make any allowance for slow-moving or defective inventories.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Daifu only started to operate in 2001 and has not achieved significant revenue through 2013. During this period, it has experienced significant challenges in expanding its business and selling its systems. The reason for the challenges is that the MWT industry was nonexistent in China until the 2001 SARS outbreak. Hospitals and medical institutions reused the medical supplies like needles. Selling used medical supplies for profit was common. Daifu had to educate medical institutions and the Chinese government about the critical need treat medical waste properly. While Daifu has seen significant improvement in the general public’s knowledge and awareness of the MWT industry, we cannot assure that the MWT industry will grow as Diafu has projected. Not meeting projections will impact Daifu's business negatively.

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

RISKS RELATING TO THE PRC

Uncertainties in PRC economic conditions that may arise from changes in government policies and social conditions.

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

Not applicable.

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

Dated: August 13, 2013 By: /s/ Chien Chih Liu

Name: Chien Chih Liu

Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2013 By: /s/ Chow Chu Andrew Keung

Name: Chow Chu Andrew Keung

Title: Chief Financial Officer (Principal Financial and Accounting Officer

