Form 10-Q
period 2013-09-30
Rotoblock Corp
filed 2013-11-12
CIK 1289441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filer required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes     No  X

As of November 11, 2013, there were 83,073,862 shares outstanding of the registrant's common stock.

1

ROTOBLOCK CORPORATION & SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In U.S. Dollars, except per share data)
(UNAUDITED)

ASSETS	Note	September 30 2013	December 31 2012
Current assets		$	$
Cash and cash equivalents		103,392	49,568
Accounts receivable		1,013,804	868,097
Prepayments, deposits and other receivables	4	197,963	339,176
Inventory	5	304,443	558,125
Total current assets		1,619,602	1,814,966

Non-current assets
Property, plant and equipment	6	83,266	99,151
Investment in an associate	7	293,590	293,590
Available-for-sale investments	8	488,931	659,130
Total non-current assets		865,787	1,051,871

TOTAL ASSETS		2,485,389	2,866,837

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	10	1,729,500	1,745,375
Deferred revenue		65,624	390,973
Due to related parties	11	1,260,117	919,093
Convertible promissory notes	13	2,455,125	2,376,298
Total current liabilities		5,510,366	5,431,739

TOTAL LIABILITIES		5,510,366	5,431,739

SHAREHOLDERS’ EQUITY
Capital stock	14	83,074	82,264
Additional paid in capital		6,218,189	6,200,999
Warrants	14	1,441,514	1,441,514
Available-for-sale investments valuation reserve		29,409	(355,534)
Accumulated other comprehensive income		103,196	81,398
Deficit		(10,899,309)	(10,014,504)
TOTAL SHAREHOLDERS’ EQUITY		(3,023,927)	(2,563,863)

Non-controlling interests	15	(1,050)	(1,039)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		2,485,389	2,866,837

Nature and Continuance of Operations and Going Concern (Note 1); Commitments and Contingencies (Note 16).

 - See Accompanying Notes -

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In U.S. Dollars, except per share data)
(UNAUDITED)

	Note	Three month period ended September 30 2013	Three month period ended September 30 2012	Nine month period ended September 30 2013	Nine month period ended September 30 2012
		$	$	$	$
Sales		-	727,858	1,046,518	1,342,954
Cost of sales		-	(568,164)	(658,455)	(975,583)
Gross profit		-	159,694	388,063	367,371

Operating expenses
Selling and distribution expenses		(74,665)	(94,754)	(263,236)	(288,100)
Administrative and other operating costs		(105,822)	(270,291)	(345,315)	(1,019,382)
Depreciation and amortization		(4,711)	(6,143)	(16,081)	(18,377)
Loss from operations		(185,198)	(211,494)	(236,569)	(958,488)

Other income	3	8,348	15,524	27,496	67,110
Impairment in fair value of investments	8	-	-	(555,142)	-
Financial income and (expense)		(41,688)	(40,433)	(120,793)	(117,141)
Interest income		67	120	192	502
Income (loss)		(218,471)	(236,283)	(884,816)	(1,008,017)

Non-controlling interests	15	1	-	11	4

Income (Loss) for the period		(218,470)	(236,283)	(884,805)	(1,008,013)

Comprehensive income (loss)
Net income (loss) for the period		(218,470)	(236,283)	(884,805)	(1,008,013)
Foreign currency translation adjustment		4,363	(760)	21,798	6,626
Unrealized gain (loss) on available-for-sale investments		29,409	46,775	(170,199)	(235,269)
Reclassification to profit or loss	8	-	-	555,142	-

Comprehensive income (loss) for the period		(184,698)	(190,268)	(478,064)	(1,236,656)

Income (Loss) per share – basic and diluted		(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding – basic and diluted		83,073,822	81,387,432	82,869,497	80,679,937

- See Accompanying Notes –

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In U.S. Dollars except per share data)
(UNAUDITED)

	Note	Three month period ended September 30 2013	Three month period ended September 30 2012	Nine month period ended September 30 2013	Nine month period ended September 30 2012
Cash Flows From (Used in) Operating Activities		$	$	$	$
Income (loss) for the period		(218,470)	(236,283)	(884,805)	(1,008,013)
Items not involving cash:
Depreciation and amortization		4,711	6,143	16,081	18,377
Non-cash interest		40,787	38,668	120,463	114,183
Non-controlling interest	15	(1)	-	(11)	(4)
Shares issued for compensation	12,14	-	41,251	-	85,002
Shares issued for consulting fees	14	3,000	47,395	21,108	150,518
Warrants issued for compensation	12,14	-	-	-	40,000
Impairment of investments	8	-	-	555,142	-
Adjustments to Reconcile Net Loss to Net Cash From (Used in) Operating Activities
Decrease/(increase) in accounts receivable		224,380	(92,327)	(116,684)	(417,287)
Decrease/(increase) in inventory		(22,793)	105,885	263,334	(169,971)
Decrease/(increase) in other receivables and prepayments		32,850	246,116	133,643	308,733
Increase/(decrease) in other payables and accrued liabilities		(76,568)	133,078	(24,651)	334,061
Increase/(decrease) in deferred revenue		-	(528,488)	(329,728)	(26,501)
Net cash from (used in) operating activities		(12,104)	(238,562)	(246,108)	(570,902)

Cash Flows From (Used in) Financing Activities
Advance from related parties	12	28,377	237,050	311,388	579,691
(Decrease)/increase in restricted cash		-	-	-	(64,022)
Convertible promissory note	13	-	-	-	17,000
Net cash from (used in) financing activities		28,377	237,050	311,388	532,669

Effect of foreign currency translation on cash and cash equivalents		(2,786)	153	(11,456)	417

Net decrease in cash and cash equivalents		13,487	(1,359)	53,824	(37,816)
Cash and cash equivalents - beginning of period		89,905	107,745	49,568	144,202
Cash and cash equivalents - end of period		103,392	106,386	103,392	106,386

Supplemental Disclosures with Respect to Cash Flows (Note 19)

- See Accompanying Notes

ROTOBLOCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In U.S. Dollars, except per share data)
(UNAUDITED)
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Warrants	Available-for-sale investment valuation reserve	Accumulated other comprehensive income	Accumulated deficit	Total
		$	$	$	$	$	$	$
Balance – December 31, 2011	79,508,502	79,509	5,886,251	1,401,514	(24,131)	72,667	(5,162,176)	2,253,634

Issuance of shares for services	2,755,665	2,755	314,748	-	-	-	-	317,503
Warrants granted for services	-	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	-	(4,852,328)	(4,852,328)
Unrealized loss on available-for- sale investment	-	-	-	-	(331,403)	-	-	(331,403)
Foreign currency translation adjustment	-	-	-	-	-	8,731	-	8,731
Balance – December 31, 2012	82,264,167	82,264	6,200,999	1,441,514	(355,534)	81,398	(10,014,504)	(2,563,863)

Issuance of shares for note conversion	689,655	690	11,310	-	-	-	-	12,000
Issuance of shares for services	120,000	120	5,880	-	-	-	-	6,000
Net loss for the period	-	-	-	-	-	-	(884,805)	(884,805)
Unrealized loss on available-for-sale investment	-	-	-	-	(170,199)	-	-	(170,199)
Impairment of available-for-sale investments	-	-	-	-	555,142	-	-	555,142
Foreign currency translation adjustment	-	-	-	-	-	21,798	-	21,798

Balance – September 30, 2013	83,073,822	83,074	6,218,189	1,441,514	29,409	103,196	(10,899,309)	(3,023,927)

- See Accompanying Notes -

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

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

The Company’s interim consolidated financial statements as at September 30, 2013 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has net loss of $884,805 for the nine month period ended September 30, 2013 (September 30, 2012 –net loss of $1,008,013) and has a working capital deficiency of $3,890,764 at September 30, 2013 (December 31, 2012 – $3,616,773).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

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

Note 2. Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Note 3. Other Income

Other income during the periods ended September 30, 2013 and 2012 consists of the following:

	Three month period ended September 30 2013	Three month period ended September 30 2012	Nine month period ended September 30 2013	Nine month period ended September 30 2012
	$	$	$	$
Sundry income	157	993	2,930	16,483
Management fee income	8,191	14,531	24,566	50,627

	8,348	15,524	27,496	67,110

Note 4. Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables as at September 30, 2013 and December 31, 2012 consist of the following:

	September 30 2013	December 31 2012
	$	$
Deposits to suppliers	36,657	109,727
Contract guarantee deposits	142,381	194,963
Premises and sundry deposits	18,925	19,378
Advances to employees/consultants	-	15,108

	197,963	339,176

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 5. Inventory

Inventories as at September 30, 2013 and December 31, 2012 consist of the following:

	September 30 2013	December 31 2012
	$	$
Raw materials	304,443	558,125

Note 6. Property, Plant and Equipment

		Accumulated depreciation
	Cost		September 30 2013	December 31 2012
	$	$	$	$

Equipment	52,940	29,485	23,455	27,581
Vehicles	137,291	78,982	58,309	70,264
Effect of foreign exchange	4,640	3,138	1,502	1,306

	194,871	111,605	83,266	99,151

During the nine month period ended September 30, 2013, total additions to and dispositions of property, plant and equipment were $nil (year ended December 31, 2012 - $nil).

Note 7. Investment in an Associate

	September 30 2013	December 31 2012
	$	$
Investment in Hainanzhou daifu-Luhuan Medical Waste Disposal Co., Ltd.	293,590	293,590

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

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

 Note 8. Available-for-sale Investments

			Fair Value
	Cost	Unrealized Gain/(Loss)	September 30 2013	December 31 2012
	$	$	$	$
977,966 common shares of Samyang Optics Co., Ltd.	1,014,664	(525,733)	488,931	659,130

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

The investment is classified as Available-for-Sale and carried at fair value, with unrealized gains and losses recorded as Other Comprehensive Income in available-for-sale investment valuation reserve and other than temporary losses recorded in net income. During the period ended September 30, 2013, the Company determined that the fair value of the investment is not expected to recover beyond a value of $459,522 given the significant and prolonged decline in the market value of such common shares of Samyang. Unrealized loss of $555,142 included in available-for-sale valuation reserve has therefore been recognized in the statement of loss for the period ended September 30, 2013.

As at September 30, 2013, the Company is in negotiations with Samyang to repurchase its 977,966 common shares from the Company. The proceeds from this transaction will be utilized to reduce the principal balance of the Company’s promissory note payable to Samyang (Note 13).

Note 9. Patents

The Company has entered into an agreement for certain patents related to the Oscillating Piston Engine (“OPE”), pursuant to which the Company must pay a royalty of $50 per engine on the sale of up to 10,000 OPE, a royalty of $20 per engine on the sale of up to 100,000 OPE, and a royalty of $2 per engine thereafter. As at September 30, 2013, no engines have been sold. The Company has not capitalized any amount related to the patents.

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at September 30, 2013 and December 31, 2012 consist of the following:

	September 30 2013	December 31 2012
	$	$
Value added taxes (“VAT”) payable	191,960	224,960
Trade payables	238,243	268,869
Accrued liabilities	984,617	936,866
Director remuneration	314,680	314,680

	1,729,500	1,745,375

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 11. Due to Related Parties

Due to related parties as at September 30, 2013 and December 31, 2012 consist of the following:

	September 30 2013	December 31 2012
	$	$
American Pacific Medical Group Limited	488,498	465,690
daifuMD Internet Information Service Ltd., Co. (SZ)	90,520	95,220
Loan from a director	217,419	151,873
Physician Medical Technology (Shenzhen) Co. Ltd.	463,680	206,310
	1,260,117	919,093

During the nine month period ended September 30, 2013, cash in the amount of $252,670 (September 30, 2012 - $554,050; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. The amount outstanding is unsecured, non-interest bearing and is repayable on request.

During the nine month period ended September 30, 2013, cash in the amount of $58,718 (September 30, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the nine month period ended September 30, 2013, a total of $6,828 (September 30, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both amounts bear an annual interest rate of 7%. During the nine month period ended September 30, 2013, a total of $22,808 (September 30, 2012 - $22,383) of interest has been accrued on the liability.

Note 12. Related Party Transactions

During the nine month period ended September 30, 2013, the Company paid/accrued $6,717 (September 30, 2012 - $34,530) and issued nil (September 30, 2012 – 1,067,145) shares, par value $0.001 per share, valued at $nil (September 30, 2012 - $85,002) to the Company’s Chief Executive Officer, (“CEO”) as payment of salary and bonus.

During the nine month period ended September 30, 2013, the Company granted nil (September 30, 2012 – 1,000,000) common share purchase warrants to the Company’s CEO as part of his compensation package. The share purchase warrants entitle the officer to purchase up to 1,000,000 shares of the Company at a price of $0.25 per share up to January 20, 2017. The fair value of the share purchase warrants was determined to be $40,000 and was recorded in the Company’s statement of loss for the period ended September 30, 2012 (Note 14).

During the nine month period ended September 30, 2013, the Company paid/accrued $nil to directors for salaries and wages (September 30, 2012 - $147,816).

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

During the nine month period ended September 30, 2013, cash in the amount of $252,670 (September 30, 2012 - $554,050; year ended December 31, 2012 - $301,530) was temporarily advanced from related parties to daifu for operating use. The amount outstanding is unsecured, non-interest bearing and is repayable on request.

During the nine month period ended September 30, 2013, cash in the amount of $58,718 (September 30, 2012 - $nil; year ended December 31, 2012 - $150,188) was borrowed from a director of the company for operating use. This amount bears interest at an annual rate of 5%. During the nine month period ended September 30, 2013, a total of $6,828 (September 30, 2012 - $nil) of interest has been accrued on the liability.

During the year ended December 31, 2011, $410,000 was borrowed from a related party for redemption of outstanding preferred stock of daifu. A further $25,641 was borrowed during the year ended December 31, 2012; both amounts bear an annual interest rate of 7%. During the nine month period ended September 30, 2013, a total of $22,808 (September 30, 2012 - $22,383) of interest has been accrued on the liability.

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

The balance of the Convertible Promissory Note as at September 30, 2013 consists of principal and accrued interest of $2,000,000 and $436,274 respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

As at September 30, 2013, the Company is in negotiations with Samyang to repurchase Samyang’s 977,966 common shares held by the Company (Note 8). The proceeds from this transaction will be utilized to reduce the principal balance of the Company’s promissory note payable to Samyang. The parties are also determining a new, mutually agreeable maturity date for the remaining balance of the note.

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

The balance of the Promissory Note as at September 30, 2013 consists of principal and accrued interest of $15,500 and $3,351(December 31, 2012 - $27,500 and $2,277), respectively.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 14. Capital Stock

Authorized capital stock of the Company consists of 200,000,000 common shares with par value of $0.001 per share and 50,000,000 preferred shares with par value of $0.001 per share.

During the nine month period ended September 30, 2013, the Company issued a total of 689,655 shares, par value $0.001 per share, to Asher Enterprises on partial conversion of a promissory note (Note 13).

During the nine month period ended September 30, 2013, the Company issued 120,000 common shares to a consultant of the Company as payment of consulting fee valued at $6,000.

During the year ended December 31, 2012, the Company issued a total of 1,098,000 shares, par value $0.001 per share, to consultants of the Company as payment for consulting fees valued at $183,750. As at September 30, 2013, $nil (December 31, 2012 - $15,108) was included in prepayments.

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

The following share purchase warrants were outstanding as at September 30, 2013:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$
Warrants	0.25	25,000	0.79
Warrants	0.25	25,000	0.81
Warrants	0.50	200,000	0.81
Warrants	2.50	57,144	0.81
Warrants	0.25	2,181,750	1.37
Warrants	1.00	50,000	1.37
Warrants	0.25	333,333	1.41
Warrants	1.00	300,000	1.46
Warrants	0.25	12,000	1.53
Warrants	0.25	1,000,000	3.31
Warrants	0.25	6,000,000	6.47

		10,184,227

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

The following is a summary of warrant activities:

	Number of warrants	Weighted average exercise price
		$
Outstanding and exercisable at December 31, 2011	9,231,160	0.34
Granted	1,000,000	0.25
Expired	(7,600)	12.50

Outstanding and exercisable at December 31, 2012	10,223,560	0.32
Expired	(39,333)	(7.92)

Outstanding and exercisable at September 30, 2013	10,184,227	0.29

Weighted average fair value of warrants granted during the period		n/a

The weighted average grant date fair value of the 1,000,000 warrants granted on January 20, 2012 was determined to be $40,000 using the Black-Scholes Option Pricing Model and the following assumptions:

Risk free interest rate	0.91%
Expected life	5.0 years
Annualized volatility	526.57%
Expected dividends	-

Restricted Common Shares

As at September 30, 2013, a total of 83,073,822 common shares are outstanding. Of these, 77,156,354 were restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 15. Non-Controlling Interest

daifu has a non-controlling interest in one of its subsidiaries. The balance of the non-controlling interests as at September 30, 2013 and December 31, 2012 are as follows:

Subsidiary	Non-Controlling Interest	September 30 2013	December 31 2012
		$	$
Hydroclave China Inc.	5%	(1,050)	(1,039)

	5%	(1,050)	(1,039)

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 16. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a loss has been incurred and the amount of the assessment can be reasonably estimated. As at September 30, 2013, there are no material litigations pending or threatened against the Company.

The Company’s commitments are as follows:

a)	On January 7, 2011, the Company issued 3,334 common shares valued at $nil per common share in error. On July 14, 2011, the Company cancelled these 3,334 common shares. As at September 30, 2013, the Company is still in the process of obtaining the 3,334 common shares to be returned to treasury for cancellation.

b)	On February 11, 2010, the Company entered into a Convertible Promissory Note Agreement with Samyang for $2,000,000 cash (Note 13). The principal balance bears interest at a rate of 6% per annum. All unpaid principal, together with any unpaid and accrued interest, is convertible into common shares of the Company at a price of $1.10 per share.

The balance of the Convertible Promissory Note as at September 30, 2013 consists of principal and accrued interest of $2,000,000 and $436,274 respectively (December 31, 2012 - $2,000,000 and $346,521, respectively).

At September 30, 2013, should Samyang exercise its option under the Convertible Promissory Note Agreement, the Company would be required to issue 2,214,795 common shares in settlement of its obligation to Samyang.

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

The balance of the Promissory Note as at September 30, 2013 consists of principal and accrued interest of $15,500 and $3,351 (December 31, 2012 - $27,500 and $2,277), respectively.

As at September 30, 2013, should Asher exercise its option under the Asher Agreement, the Company would be required to issue 3,250,250 common shares in settlement of its obligation to Asher.

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 17. Segmented Information

The Company operates in one reportable segment, that being the treatment of medical waste. Revenues are generated from trading of medical waste equipment. The Company’s operations are conducted primarily in two geographic segments, being the PRC, and North America. Geographic segmentation of revenue and assets is based on the country of origin.

Nine month period ended September 30, 2013	PRC	North America	Other	Total
	$	$	$	$
Revenues	1,046,518	-	-	1,046,518
Other income	2,930	-	24,566	27,496
Cost of sales and other expenses	(1,129,321)	(711,123)	(118,375)	(1,958,819)
Capital assets	3,347	79,919	-	83,266
Total assets	1,613,939	569,534	301,916	2,485,389

Three month period ended September 30, 2013	PRC	North America	Other	Total
	$	$	$	$
Revenues and other income	-	-	-	-
Other income	157	-	8,191	8,348
Cost of sales and other expenses	(137,041)	(56,339)	(33,438)	(226,818)

Year ended December 31, 2012	PRC	North America	Other	Total
	$	$	$	$
Capital assets	11,513	87,638	-	99,151
Total assets	1,802,110	762,887	301,840	2,866,83

Nine month period ended September 30, 2012	PRC	North America	Other	Total
	$	$	$	$
Revenues	1,342,954	-	-	1,342,954
Other income	11,483	-	55,627	67,110
Cost of sales and other expenses	(1,478,233)	(588,281)	(351,563)	(2,418,077)

Three month period ended September 30, 2012	PRC	North America	Other	Total
	$	$	$	$
Revenues	727,858	-	-	727,858
Other income	993	-	14,531	15,524
Cost of sales and other expenses	(729,284)	(168,736)	(81,645)	(979,665)

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

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

If the Hong Kong dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) on September 30, 2013, the impact on net loss and other comprehensive loss would have been $15,562 lower ($15,562 higher).

If the Renminbi had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) on September 30, 2013, the impact on net loss and other comprehensive loss would have been $2,142 higher ($2,142 lower).

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

ROTOBLOCK CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(Expressed in U.S Dollars)

Note 19. Supplemental Disclosures with Respect to Cash Flows

	Three month period ended September 30 2013	Three month period ended September 30 2012	Nine month period ended September 30 2013	Nine month period ended September 30 2012
	$	$	$	$
Cash paid for interest	-	-	-	-
Cash paid for income taxes	-	-	-	-

During the nine month period ended September 30, 2013, the Company issued 689,655 common shares valued at $0.0174 per share on partial conversion of $12,000 of the Asher convertible promissory note (Note 13).

During the nine month period ended September 30, 2013, the Company issued 120,000 common shares to a consultant of the Company as payment of consulting fee valued at $6,000 (Note 14).

During the nine month period ended September 30, 2013, the Company accrued $29,636 of interest on related party loans (Note 12).

During the nine month period ended September 30, 2013, the Company accrued $1,074 in interest related to the Asher promissory note (Note 13).

During the nine month period ended September 30, 2013, the Company accrued $89,753 in interested related to the Samyang promissory note (Note 13).

During the nine month period ended September 30, 2013, loss in fair value and the related foreign exchange impact of the Company’s investment in the common shares of Samyang of $170,199 was recorded in available-for-sale investment valuation reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q for the third quarter, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the Securities and Exchange Commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

-	our limited operating history, particularly of Rotoblock and Daifu on a consolidated basis;

-	our ability to protect the patents on our proprietary technology;

-	our ability to fund our short-term and long-term financing needs;

-	changes in our business plan and corporate strategies; and
-	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Form 10-K under the heading “Risk Factors”.

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

In this report, the term “Rotoblock” refers to Rotoblock, the term “Daifu” refers to daifuWaste Management Holdings, Ltd. Rotoblock acquired Daifu as a wholly owned subsidiary on November 18, 2011 on a consolidated basis, and “we”, “us” and “our” refer to Rotoblock or the “Company”, as the context requires.

Results of Operations

Note: Activity during quarter ended September 30, 2013

In the three months ended September 30, 2013, we were not able to recognize any revenues. In accordance with our policy of revenue recognition, we require the customer acceptance of the installation as operating satisfactorily. Although work continued on various installations, we did not reach the completion stage to properly recognize revenue.

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Nine Months ended September 30
	2013	2012
Statement of Operations Data:
Net sales	100%	100%
Cost of sales	(62.9)%	(72.6)%
Operating expenses	(59.7)%	(98.7)%
Loss from operations	(22.6)%	(71.4)%
Net loss	(84.5)%	(75.1)%

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Selling and distribution expenses decreased by $20,089 from $94,754 for the quarter ended September 30, 2012 to $74,665 for the quarter ended September 30, 2013. The reason for the decrease was due to less traveling expenses of sales team and headcount reduced in marketing team.

Administrative and other operating costs decreased by $164,469 from $270,291 for the quarter ended September 30, 2012 to $105,822 for the period ended September 30, 2013. The decrease was primarily due to reduction in staff cost and professional fees.

Depreciation decreased by $1,432 from $6,143 for the quarter ended September 30, 2012 to $4,711 for the quarter ended September 30, 2013. The reason for the decrease was due to some assets fully depreciated with no additional fixed assets was purchased.

Other income decreased by $7,176 from $15,524 for the quarter ended September 30, 2012 to $8,348 for the quarter ended September 30, 2013. The decrease was primarily due to less service and maintenance income for the medical waste equipment.

Financial expense increased by $1,255 from $40,433 for the quarter ended September 30, 2012 to $41,688 for the period ended September 30, 2013. The increase was due to additional related party loans.

Interest Income decreased slightly by $53 from $120 for the quarter ended September 30, 2012 to $67 for the quarter ended September 30, 2013. The decrease was due to less overall average Company balances in bank savings accounts.

Net Loss for the quarter ended September 30, 2013 was $218,470 compared to net loss of $236,283 for the quarter ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales decreased by $296,436 from $1,342,954 for the nine months ended September 30, 2012 to $1,046,518 for the nine months ended September 30, 2013. The decrease was due to two equipment sales recognized for the nine months ended September 30, 2013, compared to three equipment sales recognized for the nine months ended September 30, 2012.

Cost of Goods Sold decreased by $317,128 from $975,583 for the nine months ended September 30, 2012 to $658,455 for the nine months ended September 30, 2013. The decrease was due to only two equipment sales being recognized for the nine months ended September 30, 2013 as mentioned above. As a percentage of sales, the cost of good sold was 73% and 63% for the nine months ended September 30, 2012 and for the nine months ended September 30, 2013 respectively.

Gross profit increased by $20,692 from $367,371 for the nine months ended September 30, 2012 to $388,063 for the nine months ended September 30, 2013. The increase was due to improvement in cost control for the two equipments recognized. As a percentage, the sales margins increased from 27% to 37% for the nine months ended September 30, 2012 and for the nine months ended September 30, 2013 respectively.

Selling and distribution expenses decreased by $24,864 from $288,100 for the nine months ended September 30, 2012 to $263,236 for the nine months ended September 30, 2013. The reason for the decrease was due to less traveling expenses of sales team and headcount reduced in marketing team.

Administrative and other operating costs decreased by $674,067 from $1,019,382 for the nine months ended September 30, 2012 to $345,315 for the nine months ended September 30, 2013. The decrease was primarily due to reductions in staff cost and professional fees.

Depreciation decreased by $2,296 from $18,377 for the nine month ended September 30, 2012 to $16,081 for nine months ended September 30, 2013. The reason for the decrease was due to some assets fully depreciated with no additional fixed assets was purchased.

Other income decreased by $39,614 from $67,110 for the nine months ended September 30, 2012 to $27,496 for the nine months ended September 30, 2013. The decrease was primarily due to less service income and maintenance income for medical waste equipment.

Impairment in Fair Value of Available-for-sale Investments of $555,142 represents in decline in market value of the stock of Samyang Optics Co. Ltd. held by the Company.

Financial expense increased by $3,652 from $117,141 for the nine months ended September 30, 2012 to $120,793 for the nine months ended September 30, 2013. The increase was due to additional related party loans.

Interest Income decreased by $310 from $502 for the nine months ended September 30, 2012 to $192 for the nine months ended September 30, 2013. The decrease was due to less overall average Company balances in bank savings accounts.

Net Loss for the nine months ended September 30, 2013 was $884,805 compared to net loss of $1,008,013 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, loans from related parties and our investment in securities with Samyang Optics, Ltd of $488,931.

We will require additional capital to maintain our current operations.  In particular, we require additional capital to expand our customer base by the addition of qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development.

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

We used cash in operations of $246,108 and of $570,902 during the nine months ended September 30, 2013 and 2012 respectively.

Cash used in operations during the first nine months ended September 30, 2013 was the result of the net loss incurred for the periods of $884,805, offset by non-cash expenses of $712,783. In the first nine months of 2013, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stocks issued for consulting fees and the impairment of available for sale investments.

Cash used in operations during the first nine months ended September 30, 2012 was the result of the net loss incurred for the period of $1,008,013, offset by non-cash expenses of $408,076. In the first nine months of 2012, non-cash expenses were due to depreciation and amortization, non-cash interest, non-controlling interest, stocks/warrants issued for compensation and consulting fees.

For the first nine months ended September 30, 2013, the net change in operating assets and liabilities resulted in a cash decrease of $74,086.

The change was primarily due to the following: a decrease of $329,728 in deferred revenue, a decrease of $24,651 in other payables and accrued liabilities mainly for VAT Taxes paid, an increase of $116,684 in accounts receivable, a decrease of $263,334 and of $133,643 in inventory and other receivables respectively.

For the first nine months ended September 30, 2012, the net change in operating assets and liabilities resulted in a cash increase of $29,035.

The change was primarily due to the following: a decrease of $26,501 in deferred revenue, an increase of $334,061 in other payables and accrued liabilities as a result of executive pay, legal and accounting fee and VAT Taxes, an increase of $417,287 in accounts receivable and an increase of $169,971 in inventory, offset by a decrease of $308,733 in other receivables and prepayments.

Financing activities provided cash of $311,388 and of $532,669 for the first nine months ended September 30, 2013 and for the first nine months ended September 30, 2012 respectively.

In the first nine months ended September 30, 2013 we received cash advances from related parties.

In the first nine months ended September 30, 2012, we received cash of $17,000 through the issuance of convertible debt and used $64,022 of cash to deposit in a restricted cash account to ensure certain project performances. Also we received $579,691 from three related parties of daifuWaste Group for operating use.

We had cash and cash equivalents of $103,392 at September 30, 2013 as compared to $49,568 at December 31, 2012. We had working capital deficits of $3.9 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively.

We will need additional funding to sustain our operations at our current levels through the next twelve months. Our working capital deficit of $3.9 million at September 30, 2013 may affect the Company's ability to continue its operation as a going concern. The Company's shareholder has agreed to provide sufficient financial support to the Company so as to enable the

Company to meet its liabilities as and when they fall due and to enable the Company to continue its business at least for the next twelve months. The execution of such financial support, in case of necessity, depends on the ability and capability of the shareholder in the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The Company determined that no allowance was needed at September 30, 2013 and December 31, 2012.

Inventories

Inventories consist primarily of raw materials and are valued at the lower of cost or market value with cost determined on a specific identification basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. During the first nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company did not make any allowance for slow-moving or defective inventories.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.	Anti-Wrapping Device Patent for Steam-Base Medical Waste Treatment Vessel by Puhua Kangjian Environmental Technology
3.	Waste Bin Washing & Cleaning System Patent by Puhua Kangjian Environmental Technology

We also applied Mobile Steam-Base Medical Waste Treatment System by Puhua Kangjian Environmental Technology, which combines our system with tow truck.

RISKS RELATING TO OUR INDUSTRY

Competition

We face competition from local and overseas companies/producers. Some competitors have longer operating histories, larger customer bases, stronger relationships with their customers, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we have. Our business will be adversely affected if we are unable to compete effectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

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

Dated: November 12, 2013

by: /s/ Chien Chih Liu

Name: Chien Chih Liu

Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013

by: /s/ Chow Chu Andrew Keung

Name: Chow Chu Andrew Keung

Title: Chief Financial Officer (Principal Financial and Accounting Officer)

